Form 10-Q
period 2014-03-31
KETDARINA CORP
filed 2014-06-04
CIK 1594114

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-192874

KETDARINA CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	4700 (Primary Standard Industrial Classification Number)	EIN 99-0369270 (IRS Employer Identification Number)

2360 CORPORATE CIRCLE STE 400

HENDERSON, Nevada 89074

Tel: 702 879 4761

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 3, 2014
Common Stock: $0.001	3,740,000

Ketdarina Corp.. (A Development Stage Company)Condensed Balance Sheets
ASSETS	March 31, 2014 (unaudited)	June 30, 2013

Current Assets
Cash and cash equivalents	$16,162	$ 17,563

Total Current Assets	16,162	17,563
Total Assets	$16,162	$ 17,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accrued expenses	-	-
Loan from director	7,620	280

Total Current Liabilities	7,620	280

Stockholders’ Equity
Common Stock, par value $0.001; 75,000,000 shares authorized, 3,740,000 and 3,680,000 shares issued and outstanding respectively;	3,740	3,680
Additional paid-in capital	15,632	15,092
Deficit accumulated during the development stage	(10,830)	(1,489)

Total Stockholders’ Equity	8,542	17,283

Total Liabilities and Stockholders’ Equity	$16,162	17,563

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these condensed financial statements.

Ketdarina Corp. (A Development Stage Company) Condensed Statement of Operations (unaudited)
	Three months ended	Three months ended	Nine months ended	Nine months ended	Period from July 13, 2011 (inception) through
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
Revenues	$ -	$ -	$ 500	$ -	$ 500

Operating Expenses
Bank fees	47	-	125	50	580
General and administrative expenses	2,370	-	9,716	530	10,750

Total Operating Expenses	2,417	-	9,841	580	11,330

Net Loss From Operations	(2,417)	-	(9,341)	(580)	(10,830)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(2,417)	$ -	$ (9,341)	$ (580)	$ (10,830)

Net Loss Per Share: Basic and Diluted	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted-average number of common shares outstanding	3,706,000	3,680,000	3,688,540	3,680,000

The accompanying notes are an integral part of these condensed financial statements

Ketdarina Corp. (A Development Stage Company)Condensed Statements of Cash Flows (unaudited)
	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013	For the Period July 13, 2011 (Inception) through March 31, 2014
Cash flows from operating activities:
Net loss for the period	$(9,341)	$ (579)	$ (10,830)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-	-

Net cash used in operating activities	(9,341)	(579)	(10,830)

Cash flows from financing activities:
Proceeds from sale of common stock	600	-	19,372
Loans from director	7,340	-	7,620

Net cash provided by financing activities	7,940	-	26,992

Net increase (decrease) in cash	(1,401)	(579)	16,162

Cash, beginning of the period	17,563	18,467	-
Cash, end of the period	$16,162	$ 17,888	$ 16,162

Supplemental Cash Flow Information:
Interest paid	$-	$ -	$ -
Income taxes paid	$-	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

6 | Page

Ketdarina Corp.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

March 31, 2014 (unaudited)

NOTE 1—CONDENSED FINANCIAL STATEMENTS

Ketdarina Corp. was incorporated under the laws of the State of Nevada on July 13, 2011.  We are in the business of wholesale of bedding products to industrial, commercial and institutional retailers, and other professional business users, or to other wholesalers and related subordinated services.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recuring adjustments)  necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condesed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2013 audited financial statements as reported in its Form S-1.  The resuls of operations for the three-month period ened March 31, 2014 are not necessarily indicative of the operating results for the full year ended June 30, 2014.

NOTE 2—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had only minimum revenues as of Marche 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses.  The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a June 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $16,162 of cash and cash equivalents as of March 31, 2014 and $17,563 of cash and cash equivalents as of June 30, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

7 | Page

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Ketdarina Corp.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

March 31, 2014 (unaudited)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Ketdarina Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4—LOAN FROM DIRECTOR

On February 2, 2012, the director loaned $100 to open bank account.

On March 22, 2012, director loaned $180 for Sample Purchase.

On December 4, 2013, the director loaned $3,670 to cover Professional fees.

On December 5, 2013, the director loaned $3,670 to cover Professional fees.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $7,620 as of March 31, 2014.

NOTE 5—COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On February 10, 2012, the Company issued 2,000,000 shares of common stock for cash proceeds of $2,000 at $0.001 per share.

8 | Page

On May 3, 2012, the Company issued 1,680,000 shares of common stock for cash proceeds of $16,772 at $0.01 per share.

In February 2014, the Company issued 60,000 shares of common stock for cash proceeds of $600 at $0.01 per share.

There were 3,740,000 shares of common stock issued and outstanding as of March 31, 2014.

Ketdarina Corp.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

March 31, 2014 (unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations up to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We are in the business of wholesale of bedding products. The company will sell bedding goods or merchandise to retailers, to industrial, commercial, institutional, and other professional business users, or to other wholesalers and related subordinated services. Our products will also be available directly to the consumer via our online shopping catalogue .

9 | Page

We are currently developing a website (www.HeavenlyBeddingDirect.com) which will include our contact info, pricing and detailed description of our services. The website will allow our clients to review our products and place product orders. To date, we have developed our business plan, registered a domain name for our new website and executed contract for a bulk order of bedding products with  ANDRIY CHORNYY FOP  based in Dnepropetrovsk, Ukraine.

Our principal address is located at 2360 CORPORATE CIRCLE STE 400, HENDERSON, Nevada, 89074. Our telephone number is 702 879 4761, and our registered agent for service of process is the INCORP SERVICES, INC, located at 2360 CORPORATE CIRCLE STE 400, HENDERSON, Nevada, 89074-7722. We were incorporated in the State of Nevada on July 13, 2011. Our fiscal year end is June 30.

Products/Services

We act as the traditional "Middle Man" by buying large bulk from manufactures, and then sell and deliver in smaller quantities to "Retailers". We plan on offering a range of products including: bed sheets, blanket, comforters, duvets, futon, pillows and quilts. Customers will be able to view and buy goods on our website and our online color catalogue. Customers will receive regular email updates on new products and brands.

We are a Nevada Corporation,  incorporated under the laws of the State of Nevada on July 13, 2011.

We will offer products in the following 7 product categories:

PRODUCTS:

1) Bed Sheet 2) Blanket 3) Comforter 4) Duvet 5) Futon 6) Pillow 7) Quilt

As our business expands, we may offer other products to our inventory..

MATERIALS.

Our products are made of lightweight white, solid-color or printed plain weave, satin weave, cotton/polyester blends fabrics. Polyester batting is used as a filling for our quilts and duvets as it is less expensive and more easily laundered than natural down or feathers.

SIZES

Bed size refers to the dimensions of a mattress and the names by which standard sizes are called. Beds themselves vary widely in size according to the degree of ornamentation but are sold according to the size of mattress they take. The dimensions and names vary considerably around the world, with most countries having their own standards and terminology.

Modern sizes in metric system countries are 200 centimeters (79 in) long: domestic double beds are either 140 centimeters (55 in) or 160 centimeters (63 in) wide. The traditional "double" size standard among English speaking countries, based on the imperial measurement is 4'6" by 6'3" (54 by 75 inches (137 by 191 cm)) but the sizes for other bed types tend to vary.

We will offer to our customers bed packages with the next sizes:

Small size, Pack 1:

Blanket cover slip - 143215 -1 item, bed sheet -150220 -1 item, pillow-cases 5070 - 2 items.

Middle size, Pack 2:

Blanket cover slip - 160215 - 1 item, bed sheet -160220 -1 item, pillow-cases 5070 - 2 items.

Large size, Pack 3:

Blanket cover slip - 175215 - 1 item, bed sheet - 200220 -1 item, pillow-cases 7070 - 2 items.

10 | Page

Extra Large size, Pack 4:Blanket cover slip - 200230 -1 item, bed sheet - 220240 -1 item, pillow-cases 7070 - 2 items.

THREAD COUNT

Thread count is often used as a measure of fabric quality, so that "standard" cotton thread counts are around 150 while good-quality sheets start at 180 and a count of 200 or higher is considered percale. We are planning to offer products with thread count ranging from  180 to  200  and higher.

Suppliers

In our wholesale projects we will purchase manufactured bedding items in bulk from our suppliers and sell at a higher cost per unit to retailers, wholesalers or directly to the consumer.

Currently we have executed one supplier agreement with ANDRIY CHORNYY FOP. In future, we may execute additional agreements with other suppliers of bedding products. We plan to source our suppliers in low cost countries such as: Turkey, China and countries in Eastern Europe.  We can find potential suppliers by searching online on sites such as:

http://www.globalmarket.com/textile-25.html?gclid=CJvggbS03rQCFcpZ3godkm4AMA We can find potential suppliers by searching online sites such as: http://www.globalmarket.com.

Contract for Wholesale Bedding Services

We have executed a Contract for Wholesale Services with ANDRIY CHORNYY FOP based in Ukraine . This company is a Bedding product developer and is in a process of expanding its target market in Europe, USA and Canada. Under the terms of the agreement we will purchase manufactured bedding products from ANDRIY CHORNYY Industries. Other material terms of the agreement are as follows:

1. Client shall pay Service Provider a one-time commission of fifteen percent  (15%) for each bedding item sold to an end user.
2. Payment is due within 30 days since invoice issue date.

3. All knowledge and information acquired during the term of this Contract with respect to the business and products of the client will be treated by

    Service Provider as confidential until and unless stipulated by client.

4. This contract can be modified orally or in writing by agreement of both parties. 5. Either party may terminate this contract by giving a 30 days notice in writing.

Website Marketing Strategy

We have registered a domain for our website ( www.HeavenlyBeddingDirect.com ).

We plan to use our website to market and display our services. To accomplish this, we plan to contract an independent web designing company. Our website will describe our services in detail, show our contact information, and include some general information and description of our services.

We intend to promote our website by displaying it on our business cards. We intend to attract traffic to our website by a variety of online marketing tactics such as advertising with google.com and creating a social profile on  Facebook.com.

Trade Shows Marketing

We plan to show case our bedding product in various tradeshows thought Europe.  We will find the list of such events online on websites such as:

11 | Page

http://expoua.com/Exhibition/lang/en/mode/byCategory/category/2/subcategory/5522/region/11/

One such trade show occurs in Germany: Heimtextil show, site show is:

http://heimtextil.messefrankfurt.com/frankfurt/en/besucher/willkommen.html

The cost of the show is:  $3,000 consisting of:

Double side booth /stand fee: $2,300

Media and advertising package fee: $665

Materials and miscellaneous costs: $35

Revenue

The company's revenue comes from selling bedding products to the end user for our clients. It could be small scale (in store, online) and large scale (orders from hotels, hospitals, larger stores etc).

We charge commission for selling bedding products which may range from 10% to 20% for each item sold.

We may also receive commission from other bedding retailers and wholesalers companies to which we will refer our clients. The commission may range from 10% to 15% of the total amount paid by our clients.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Period Ended March 31, 2014 and March 31, 2013

Our net loss for the three months period ended March 31, 2014 was $2,417 compared to $0 for the three months ended March 31, 2013.  During the three month periods ended March 31, 2014 and March 31, 2013 we did not generated any revenues.

During the three month period ended March 31, 2014, our operating expenses were general and administrative expenses of $2,370, bank fees of $47. The weighted average number of shares outstanding was 3,706,000 for the three months period ended March 31, 2014.  During the three month period ended March 31, 2013, our operating expenses were general and administrative expenses of $0, bank fees of $0.

Nine Months Period Ended March 31, 2014 and March 31, 2013

Our net loss for the nine months period ended March 31, 2014 was $9,341 compared to $580 for the nine months ended March 31, 2013.  During the nine month periods ended March 31, 2014 we generated $500 in revenues and March 31, 2013 we did not generated any revenues.

During the nine month period ended March 31, 2014, our operating expenses were general and administrative expenses of $9,716 and bank fees of $125. The weighted average number of shares outstanding was 3,688,540 for the nine months period ended March 31, 2014.  During the nine month period ended March 31, 201, our operating expenses were general and administrative expenses of $530 and bank fees of $50.

Liquidity and Capital Resources

Nine Month Period Ended March 31, 2014

12 | Page

As of March 31, 2014, our total assets were $16,162 compared to $17,563 at June 30, 2013. Total assets were in cash. As of March 31, 2014, our current liabilities were $7,620. Our stockholders’ deficit was $ (10,830) as of March 31, 2014 compared to stockholders' equity of $ 17,283 as of June 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended March 31, 2014, net cash flows used in operating activities was $9,341. For the nine months period ended March 31, 2013, net cash flows used in operating activities was $579. For the period from inception (July 13, 2011) to March 31, 2014, net cash flows from operating activities was $10,830.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended March 31, 2014, net cash provided by financing activities was $7,940. For the period from inception (July 13, 2011) to March 31, 2014, net cash provided by financing activities was $26,992 received from proceeds from issuance of common stock and related party advances.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm’s audit opinion accompanying our June 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

13 | Page

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ketdarina Corp.
Dated: June 3, 2014	By: /s/ Oleksandr Bezuhlyi
Oleksandr Bezuhlyi, President and Chief Executive Officer and Chief Financial Officer

15 | Page