Form 10-K
period 2014-06-30
KETDARINA CORP
filed 2014-10-06
CIK 1594114

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-K

Mark One

[ X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

0

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of October 6, 2014, the registrant had 3,740,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 6, 2014.

 TABLE OF CONTENTS

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

We were incorporated in the State of Nevada on July 13, 2011. We are in the business of wholesale of bedding products. The company will sell bedding goods or merchandise to retailers, to industrial, commercial, institutional, and other professional business users, or to other wholesalers and related subordinated services. Our products will also be available directly to the consumer via our online shopping catalogue .

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

As our business expands, we may offer other products to our inventory.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgement against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

In February 2014, the Company issued 60,000 shares of common stock for cash proceeds of $600 at $0.01 per share.

There were 3,740,000 shares of common stock issued and outstanding as of March 30, 2014.

Number of Holders

As of June 30, 2014, the 3,740,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2013 and 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

 Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

FISCAL YEAR ENDED JUNE 30, 2013 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2014.

Our net loss for the fiscal year ended June 30, 2014 was $16,287 compared to a net loss of $905 during the fiscal year ended June 30, 2013. During fiscal year ended June 30, 2014, the Company has not generated any revenue.

During the fiscal year ended June 30, 2014, we incurred bank Fee expenses of $217 compared to general and administrative expenses of $50 incurred during fiscal year ended June 30, 2013. We incurred general and administrative expenses of $16,570 and $855 for the years ended June 30, 2014 and 2013 respectively.

Expenses incurred during the fiscal year ended June 30, 2014 compared to fiscal year ended June 30, 2013 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 3,680,000 for the fiscal year ended June 30, 2013 compared to 3,700,548 for the fiscal year ended June 30, 2014.

Expenses incurred during fiscal year ended June 30, 2014 compared to fiscal year ended June 30, 2013 increased primarily due to the increased scale and scope of business operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Liquidity and Capital Resources

FISCAL YEAR ENDED JUNE 30, 2014

As of June 30, 2014, our total assets were $29,216 comprised of cash and cash equivalents of $29,216 and our total liabilities were $27,620 comprised of loan from director. As of June 30, 2013, our total assets were $17,563 comprised of cash and cash equivalents of $17,563 and our total liabilities were $280 comprised of loan from director. Stockholders’ equity decreased from $17,283 as of June 30, 2013 to $1,596 as of June 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended June 30, 2014, net cash flows used in operating activities was ($16,287)  consisting of a net loss of ($16,287). For the fiscal year ended June 30, 2013, net cash flows used in operating activities were ($904) consisting of a net loss of ($904)..

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended June 30, 2013, net cash from financing activities was $0.  For the fiscal year ended June 30, 2014, net cash from financing activities was $27,940 consisting of $600 of proceeds received from issuances of common stock and $23,340 in loan from a director.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

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

INDEX TO FINANCIAL STATEMENTS

KETDERINA CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors andStockholders Ketdarina Corp..

We have audited the accompanying balance sheet of Ketdarina Corp. as of June 30, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2014 and 2013. Ketdarina Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ketdarina Corp. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses for the year ended June 30, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
October 6, 2014

KETDARINA CORP.

BALANCE SHEETS

ASSETS	June 30, 2014	June 30, 2013
Current Assets
Cash and cash equivalents	$ 29,216	$ 17,563
Total Current Assets	29,216	17,563
Total Assets	$ 29,216	$ 17,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan from director	$ 27,620	$ 280
Total Current Liabilities	27,620	280
Total Liabilities	27,620	280

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,740,000 and 3,680,000 shares issued and outstanding at June 30, 2014 and 2013 respectively;	3,740	3,680
Additional paid-in-capital	15,632	15,092
Accumulated deficit	(17,776)	(1,489)
Total Stockholders’ Equity	1,596	17,283
Total Liabilities and Stockholders’ Equity	$ 29,216	$ 17,563

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

STATEMENTS OF OPERATIONS

	Year ended June 30, 2014	Year ended June 30, 2013

REVENUES	$ 500	$ -
OPERATING EXPENSES
Bank service charges	217	50
General and administrative expenses	16,570	855
TOTAL OPERATING EXPENSES	16,787	905
LOSS FROM OPERATIONS	(16,287)	(905)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$ (16,287)	$ (905)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00) *	$ (0.00) *

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,700,548	3,680,000

•

denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity

Balance, June 30, 2012	$ 3,680,000	$ 3,680	$ 15,092	$ (585)	$ 18,187

Net loss for the year ended June 30, 2013	-	-	-	(904)	(904)

Balance, June 30, 2013	3,680,000	3,680	15,092	(1,489)	17,283

Common stock issued for cash	60,000	60	540	-	600
Net loss for the year ended June 30, 2014	-	-	-	(16,287)	(16,287)

Balance, June 30, 2014	3,740,000	$ 3,740	$ 15,632	$ (17,776)	$ 1,596

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

STATEMENTS OF CASHFLOWS

	Year ended June 30, 2014	Year ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (16,287)	$ (904)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,287)	(904)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	600	-
Loans from director	27,340	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	27,940	-

NET INCREASE (DECREASE) IN CASH	11,653	(904)

Cash, beginning of period	17,563	18,467

Cash, end of period	$ 29,216	$ 17,563

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

Ketdarina Corp. was incorporated under the laws of the State of Nevada on July 13, 2011.  We are in the business of wholesale of bedding products to industrial, commercial and institutional retailers, and other professional business users, or to other wholesalers and related subordinated services.

NOTE 2—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had only minimum revenues as of June 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $29,216 of cash and cash equivalents as of June 30, 2014 and $17,563 of cash and cash equivalents as of June 30, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2014.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 4—LOAN FROM DIRECTOR

On February 2, 2012, the director loaned $100 to open bank account.

On March 22, 2012, director loaned $180 for Sample Purchase.

On December 4, 2013, the director loaned $3,670 to cover Professional fees.

On December 5, 2013, the director loaned $3,670 to cover Professional fees.

 During the year ended June 30, 2014 the director loaned $20,000 to fund the operations of the Company.

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $27,620 as of June 30, 2014.

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

There were 3,740,000 shares of common stock issued and outstanding as of June 30, 2014.

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

NOTE 7 – INCOME TAXES

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $17,776 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	June 30, 2014	June 30, 2013
Federal income tax benefit attributable to:
Current operations	$5,537	$307
Less: valuation allowance	(5,537)	(307)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2014	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$6,043	$506
Less: valuation allowance	(6,043)	(506)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $17,776 for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations up to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 13, 2011 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of June 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at June 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Office
---------------	---------------	---------------
Oleksandr Bezuhlyi	59	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer and Sole Director

Oleksandr Galdetskyi	43	Treasurer

BIOGRAPHICAL INFORMATION and Background of officer and director

Set forth below as a brief background and business experience description of our President for last five years.

Since the very inception on July 13, 2011, Oleksandr Bezuhlyi. has been our President, Chief Executive Officer, Secretary, Chief Financial Officer. He was chosen for this position in part because of his bedding work experience. His previous practical work and background were closely connected with provision of bedding products sales services.

In 1986 Oleksandr Bezuhlyi graduated with Master's degree from Technical University, Saint Petersburg, Russia. From 1986 to 2006 he was a manager of a Railway DEPOT of Ukraine. From 2006 to January 10, 2014 he has been working as a Sales Representative to ANDRIY CHORNYY FOP. His duties were to promote and carry on sales of Bedding in the Major Cities of Western Europe like Kiev and Odessa. Mr. Bezuhlyi resigned from that position in favor of his current position and ownership of Ketdarina Corp.

Since the very inception on July 13, 2011, Oleksandr Galdetskyi has been our Treasurer. From 2005 to present Mr. Galdetskyi has been self employed in the business of trading and shipping of automobiles in Europe. In 1989 Mr. Galdetskyi received an accounting diploma from Collage of Trade and Economy, Kiev, Ukraine.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer, Oleksandr Galdetskyi, and a sole director, Oleksandr Bezuhlyi; each of them currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on July 13, 2011 until June 30, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Oleksandr Bezuhlyi	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0
President	2014	0	0	0	0	0	0	0	0
Oleksandr Galdetskyi	2012	0	0	0	0	0	0	0	0
Treasurer	2013	0	0	0	0	0	0	0	0
Treasurer	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of June 30, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock Common Stock

Oleksandr Bezuhlyi                       President, Chief Executive Officer,Chief Financial Officer, Secretary,Chief Accounting Officer and Director.

2360 CORPORATE CIRCLE STE 400

HENDERSON, Nevada, 89074

Oleksandr Galdetskyi                          Treasurer

               2360 CORPORATE CIRCLE STE 400

HENDERSON, Nevada, 89074

		2,000,000 shares of common stock (director) 70,000 shares of common stock (executive officer)	54,3% 1,9%

The percent of class is based on 3,740,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended June 30, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2014, we incurred approximately $5,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended December 30, 2013, March 28, 2014, and June 31, 2014.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 6, 2014	Ketdarina Corp. By: /s/ Oleksandr Bezuhlyi
Oleksandr Bezuhlyi, President and Chief Executive Officer and Chief Financial Officer