Form 10-Q
period 2014-09-30
KETDARINA CORP
filed 2014-11-17
CIK 1594114

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 17, 2014
Common Stock: $0.001	3,740,000

KETDARINA CORP. Condensed Balance Sheets (Unaudited)
ASSETS	September 30, 2014	June 30, 2014

Current Assets
Cash and cash equivalents	$ 13,805	$ 29,216

Total Current Assets	13,805	29,216

Total Assets	$ 13,805	$ 29,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current Liabilities
Accrued expenses	-	-
Loan from director	27,620	27,620

Total Liabilities	27,620	27,620

Stockholders’ Equity
Common Stock, par value $0.001; 75,000,000 shares authorized, 3,740,000 shares issued and outstanding respectively	3,740	3,740
Additional paid-in capital	15,632	15,632
Accumulated Deficit	(33,187)	(17,776)

Total Stockholders’ Equity	(13,815)	1,596

Total Liabilities and Stockholders’ Equity	$ 13,805	$ 29,216

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

Condensed Statement of Operations

(unaudited)

	Three months ended	Three months ended
	September 30, 2014	September 30, 2013
Revenues	-	-

Operating Expenses

Professional fees	15,304	5,500
General and administrative expenses	107	30

Total Operating Expenses	15,411	5,530

Net Loss From Operations	(15,411)	(5,530)

Provision for Income Taxes	-	-

Net Loss	$ (15,411)	$ (5,530)

Net Loss Per Share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted-average number of common shares outstanding	3,740,000	3,680,000

The accompanying notes are an integral part of these condensed financial statements.

KETDARINA CORP.

Condensed Statements of  Cash Flows

(unaudited)

	Three month Ended September 30, 2014	Three month Ended September 30, 2013
Cash flows from operating activities:
Net loss for the period	$ (15,411)	$ (5,530)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-

Net cash used in operating activities	(15,411)	(5,530)

Net increase (decrease) in cash	(15,411)	(5,530)

Cash, beginning of the period	29,216	17,563
Cash, end of the period	$ 13,805	$ 12,003

Supplemental Cash Flow Information:
Interest paid	$ -	$-
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2014

NOTE 1—CONDENSED FINANCIAL STATEMENTS

Ketdarina Corp. was incorporated under the laws of the State of Nevada on July 13, 2011.  We are in the business of wholesale of bedding products to industrial, commercial and institutional retailers, and other professional business users, or to other wholesalers and related subordinated services.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments)  necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended September 30, 2014 are not necessarily indicative of the operating results for the full year ended June 30, 2014.

NOTE 2—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had only minimum revenues as of September 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $13,805 of cash and cash equivalents as of September 30, 2014 and $29,216 of cash and cash equivalents as of June 30, 2014.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2014.

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

During the year ended June 30, 2014, the director loaned $20,000 to fund operations for the Company.

The balance due to the director was $27,620 as of September 30, 2014.

The loans are unsecured, non-interest bearing and due on demand.

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

There were 3,740,000 shares of common stock issued and outstanding as of September 30, 2014.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Because we have been unable to raise sufficient capital to execute our business plan, we are now engaged in discussions with third parties regarding a new direction for the Company which could enhance shareholder value.  As of the date of filing this Quarterly Report on Form 10-Q, we have not entered into any definitive agreement to change our direction.  The description of our business below assumes that we will continue with our business as originally planned; however, there is a likelihood that our direction will change.

We are in the business of wholesale of bedding products. The company will sell bedding goods or merchandise to retailers, toindustrial, commercial, institutional, and other professional business users, or to other wholesalers and related subordinated services. Our products will also be available directly to the consumer via our online shopping catalogue .

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

Three Months Period Ended September 30, 2014 and September 30, 2013

Our net loss for the three months period ended September 30, 2014 was $15,411 compared to $5,530 for the three months ended September 30, 2013.  During the three months periods ended September 30, 2014 and September 30, 2013 we did not generated any revenues.

During the three months period ended September 30, 2014, our operating expenses were general and administrative expenses of $107, professional fees of $15,304. The weighted average number of shares outstanding was 3,740,000 for the three months period ended September 30, 2014.  During the three months period ended September 30, 2013, our operating expenses were general and administrative expenses of $30, professional fees of $5,500. The wdeighted average number of shares outstanding was 3,680,000 for the three months period ended September 30, 2013.

Liquidity and Capital Resources

Three Month Period Ended September 30, 2014

As of September 30, 2014, our total assets were $13,805 compared to $29,216 at June 30, 2014. Total assets were in cash. As of September 30, 2014, and June 30, 2014. Our total liabilities were $27,620 as of September 30, 2014 and June 30, 2014. Our stockholders’ deficit was $ (33,187) as of September 30, 2014 compared to stockholders' equity of $ 1,596 as of June 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended September 30, 2014, net cash flows used in operating activities was $15,411. For the three months period ended September 30, 2013, net cash flows used in operating activities was $5,530.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm’s audit opinion accompanying our June 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Ketdarina Corp.
Dated: November 17, 2014	By: /s/ Oleksandr Bezuhlyi
Oleksandr Bezuhlyi, President and Chief Executive Officer and Chief Financial Officer