Form 10-Q
period 2014-12-31
KETDARINA CORP
filed 2015-02-24
CIK 1594114

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-192874

KETDARINA CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	4700 (Primary Standard Industrial Classification Number)	99-0369270 (IRS EmployerIdentification Number)

7260 W. Azure Dr., Suite 140-951
Las Vegas, NV 89130
Tel.: (212) 960-8595
(Address and Telephone No. of Principal Executive Office)

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

Applicable Only to Corporate Registrants
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of February 18 , 2015
Common Stock: $0.001	3,740,000

PART 1 - FINANCIAL INFORMATION
ITEM.1 FINANCIAL STATEMENTS (UNAUDITED)

KETDARINA CORP. Condensed Balance Sheets (Unaudited)
ASSETS	December 31, 2014	June 30, 2014

Current Assets
Cash and cash equivalents	$-	$29,216

Total Current Assets	-	29,216

Total Assets	$-	$29,216

LIABILITIES AND STOCKHOLDERS ' EQUITY

Liabilities
Current Liabilities
Accrued expenses	-	-
Loan from director	-	27,620

Total Liabilities	-	27,620

Stockholders ' Equity
Common Stock, par value $0.001; 75,000,000 shares authorized, 3,740,000 shares issued and outstanding respectively	3,740	3,740
Additional paid-in capital	31,989	15,632
Accumulated Deficit	(35,729)	(17,776)

Total Stockholders ' Equity	-	1,596

Total Liabilities and Stockholders' Equity	$-	$29,216

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.
Condensed Statement of Operations
(unaudited)

	Three months ended December 31, 2014	Three months ended December 31, 2013	Six months ended December 31, 2014	Six months ended December 31, 2013

Revenues	$-	$500	$-	$500

Operating Expenses

Professional fees	2,500	-	17,804	7,346
General and administrative expenses	42	1,894	149	78

Total Operating Expenses	2,542	1,894	17,953	7,424

Net Loss From Operations	(2,542)	(1,394)	(17,953)	(6,924)

Provision for Income Taxes	-	-	-	-

Net Loss	$(2,542)	$(1,394)	$(17,953)	$(6,924)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	3,740,000	3,680,000	3,740,000	3,740,000

The accompanying notes are an integral part of these condensed financial statements.

KETDARINA CORP.
Condensed Statements of Cash Flows
(unaudited)

	Six months Ended December 31, 2014	Six months Ended December 31, 2013
Cash flows from operating activities:
Net loss for the period	$(17,953)	$(6,924)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	-	-
Net cash (used in) operations	(17,953)	(6,924)

Cash form from investing activities
Loans from director	-	7,340
Repayment of director loan	(11,263)	-
Net cash (used in) provided by investing activities	(11,263)	7,340
Net increase (decrease) in cash	(29,216)	416

Cash, beginning of the period	29,216	17,563

Cash, end of the period	$-	$17,979

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non cash activity
Forgiveness of Debt	$16,537	$-

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 — CONDENSED FINANCIAL STATEMENTS

Ketdarina Corp. was incorporated under the laws of the State of Nevada on July 13, 2011.  Until November 19, 2014, we were in the business of wholesale of bedding products to industrial, commercial and institutional retailers, and other professional business users, or to other wholesalers and related subordinated services.

On November 19, 2014, as reported in our Form 8-K which was filed with the Securities and Exchange Commission on November 28, 2014, the previous principal shareholders: (a) sold their shares to Western Highlands Minerals, Ltd., a Vietnamese corporation "WHM"); (b) resigned as our management and appointed WHM's designees as new management, (c) took over the inactive bedding business from us, and (d) cancelled all previous debt which we owed to them.

Since the change of control, although engaging in ongoing discussions, WHM and its designees have not entered into any agreements or understandings by which we would acquire any assets or a business.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments)  necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended December 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended December 31, 2014 are not necessarily indicative of the operating results for the full year ended June 30, 2014.

NOTE 2 — GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues through the six months ended December 31, 2014, and is no longer in the bedding business.  The Company currently has no working capital, and has not completed the acquisition of any assets or a business.

KETDARINA CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2014

NOTE 2 — GOING CONCERN – (CONTINUED)

Management anticipates that the Company will be dependent, for the near future, on investment capital to fund any acquisitions and operating expenses.  The Company intends to position itself so that it may be able to raise funds through the capital markets. New management can give no assurances that the Company will be successful in this or any of its endeavors or become financially viable as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ( " GAAP "  accounting).  The Company has adopted a June 30 fiscal year end.

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of December 31, 2014 and $29,216 of cash and cash equivalents as of June 30, 2014.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the

KETDARINA CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2014

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company ' s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014.

Comprehensive Income
The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements
Ketdarina Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

KETDARINA CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 2014

NOTE 4 — LOAN FROM DIRECTOR

On February 2, 2012, the director loaned $100 to open bank account.

On March 22, 2012, director loaned $180 for Sample Purchase.

On December 4, 2013, the director loaned $3,670 to cover Professional fees.

On December 5, 2013, the director loaned $3,670 to cover Professional fees.

During the year ended June 30, 2014, the director loaned $20,000 to fund operations for the Company.

The loans are unsecured, non-interest bearing and due on demand

As part of the change of control, the now-former director forgave all indebtedness owed to him as of November 19, 2014.

NOTE 5 — COMMON STOCK

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

There were 3,740,000 shares of common stock issued and outstanding as of December 31, 2014.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NOTE 7 — SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL
Because of the change of control which took place on November 19, 2014, as of the date of filing this Quarterly Report on Form 10-Q, we have not entered into any definitive agreement to change our direction by acquiring any assets or a business.  We are currently a "shell" company, as that term is defined in the Securities Exchange Act of 1934.

Our principal address is located 7260 W. Azure Dr., Suite 140-951, Las Vegas, NY 89130. We were incorporated in the State of Nevada on July 13, 2011. Our fiscal year end is June 30.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Three Months Period Ended December 31, 2014 and December 31, 2013
Our net loss for the three month period ended December 31, 2014 was $2,542, compared to a loss of $1,394 for the three months ended December 31, 2013.  We generated $-0- in revenues during the three-month period ended December 31, 2014, compared to $500 for the three month period ended December 31, 2013.
During the three month period ended December 31, 2014, our operating expenses consisted of professional fees of $2,500 and administrative expenses of $42. The weighted number of shares issued and outstanding was 3,740,000 for the three month period ended December 31, 2014.  During the three month period ended December 31, 2013, our operating expenses were $1,894, consisting entirely of general and administrative expenses. The weighted number of shares issued and outstanding was 3,680,000 for the three months ended December 31, 2013.
Six Months Period Ended December 31, 2014 and December 31, 2013

Our net loss for the six months period ended December 31, 2014 was $17,953, compared to $6,924 for the six months ended December 31, 2013.    During the six month periods ended December 31, 2014 we did not generate any revenues.

During the six month period ended December 31, 2014, our operating expenses were general and administrative expenses of $149, professional fees of $17,804. The weighted average number of shares outstanding was 3,740,000 for the six month period ended December 31, 2014.  During the six month period ended December 31, 2013, our operating expenses were general and administrative expenses of $78, professional fees of $7,346. The weighted average number of shares outstanding was 3,680,000 for the six month period ended December 31, 2013.

Liquidity and Capital Resources

Three Month Period Ended December 31, 2014

As of December 31, 2014, our total assets were $0, compared to $29,216 at June 30, 2014, which was cash.  Our total liabilities were $0 as of December 31, 2014 and $27,620 as of June 30, 2014. Our stockholders' equity was $0 as of December 31, 2014 compared to stockholders' equity of $1,596 as of June 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended December 31, 2014, net cash flows used in operating activities was $17,953. For the six months period ended December 31, 2013, net cash flows used in operating activities was $6,924.

Plan of Operation and Funding

We are currently a "shell," as that term is defined in the Securities Exchange Act of 1934.  New management has not entered into any agreements or understanding for the acquisition of any assets or a business.  We expect that if and when we acquire assets and/or a business, we will need to raise capital. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock.  Financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict any proposed business operations.  We currently do not have a specific plan of how we will obtain any needed funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We do not have any agreements or arrangements in place for any future equity or debt financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm's audit opinion accompanying our June 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the six-month period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Ketdarina Corp.
Dated: February 23, 2015	By: /s/ Martin Doan
Martin Doan, Chief Executive Officer