Form 10-Q
period 2015-03-31
KETDARINA CORP
filed 2015-05-20
CIK 1594114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 333-192874

KETDARINA CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0369270
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7260 W. Azure Dr., Suite 140-951 Las Vegas, NV	89130
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 960-8595

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 19, 2015
Common Stock: $0.001	3,740,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KETDARINA CORP.

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$—	$29,216

Total Current Assets	—	29,216

Total Assets	$—	$29,216

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$—	$—
Loan from director	2,220	27,620

Total Liabilities	2,220	27,620

Stockholders’ Equity
Common Stock, par value $0.001; 75,000,000 shares authorized, 3,740,000 shares issued and outstanding	3,740	3,740
Additional paid-in capital	31,989	15,632
Accumulated deficit	(37,949)	(17,776)

Total Stockholders’ Equity	(2,220)	1,596

Total Liabilities and Stockholders’ Equity	$—	$29,216

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$500

Operating Expenses
Professional fees	1,250	47	19,054	125
General and administrative expenses	970	2,370	1,119	9,716

Total Operating Expenses	2,220	2,417	20,173	9,841

Net Loss From Operations	(2,220)	(2,417)	(20,173)	(9,341)

Provision for Income Taxes	—	—	—	—

Net Loss	$(2,220)	$(2,417)	$(20,173)	$(9,341)

Net Loss Per Share: Basic and Diluted	$0.00	$0.00	$(0.01)	$0.00

Weighted-average number of common shares outstanding	3,740,000	3,706,000	3,740,000	3,706,000

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss for the period	$(20,173)	$(9,341)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	—	—
Net cash used in operating activities	(20,173)	(9,341)

Cash flows from financing activities
Proceeds from sale of common stock	—	600
Loans from director	2,220	7,340
Repayment of director loan	(11,263)	—
Net cash provided by (used in) financing activities	(9,043)	7,940

Net increase (decrease) in cash	(29,216)	(1,401)
Cash, beginning of the period	29,216	17,563
Cash, end of the period	$—	$16,162

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2015

NOTE 1 — CONDENSED FINANCIAL STATEMENTS

Ketdarina Corp. was incorporated under the laws of the State of Nevada on July 13, 2011. Until November 19, 2014, we were in the business of wholesale of bedding products to industrial, commercial and institutional retailers, and other professional business users, or to other wholesalers and related subordinated services.

On November 19, 2014, as reported in our Form 8-K which was filed with the Securities and Exchange Commission on November 28, 2014, the previous principal shareholders: (a) sold their shares to Western Highlands Minerals, Ltd., a Vietnamese corporation “WHM”); (b) resigned as our management and appointed WHM’s designees as new management, (c) took over the inactive bedding business from us, and (d) cancelled all previous debt which we owed to them.

Since the change of control, although engaging in ongoing discussions, WHM and its designees have not entered into any agreements or understandings by which we would acquire any assets or a business.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended March 31, 2015 are not necessarily indicative of the operating results for the full year ending June 30, 2015.

NOTE 2 — GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues through the nine months ended March 31, 2015, and is no longer in the bedding business. The Company currently has no working capital, and has not completed the acquisition of any assets or a business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of March 31, 2015 and $29,216 of cash and cash equivalents as of June 30, 2014.

KETDARINA CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2015

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company ’ s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2015.

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

KETDARINA CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2015

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

As of March 31, 2015, an affiliate of the new principal shareholder loaned the Company $2,220, which is unsecured, non-interest bearing, and due on demand.

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

There were 3,740,000 shares of common stock issued and outstanding as of March 31, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Because of the change of control which took place on November 19, 2014, as of the date of filing this Quarterly Report on Form 10-Q, we have not entered into any definitive agreement to change our direction by acquiring any assets or a business. We are currently a “shell” company, as that term is defined in the Securities Exchange Act of 1934.

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

Three Months Period Ended March 31, 2015 and March 31, 2014

Our net loss for the three months period ended March 31, 2015 was $2,220, compared to $2,417 for the three months ended March 31, 2014. During the three month period ended March 31, 2015 we did not generate any revenues.

During the three month period ended March 31, 2015, our operating expenses were general and administrative expenses of $970, professional fees of $1,250. The weighted average number of shares outstanding was 3,740,000 for the nine month period ended March 31, 2015. During the three month period ended March 31, 2014, our operating expenses were general and administrative expenses of $47, and professional fees of $2,370. The weighted average number of shares outstanding was 3,706,000 for the nine month period ended March 31, 2014

Nine Months Period Ended March 31, 2015 and March 31, 2014

Our net loss for the nine months period ended March 31, 2015 was $20,173, compared to $9,341 for the nine months ended March 31, 2014. During the nine month period ended March 31, 2015 we did not generate any revenues.

During the nine month period ended March 31, 2015, our operating expenses were general and administrative expenses of $1,119, professional fees of $19,054. The weighted average number of shares outstanding was 3,740,000 for the nine month period ended March 31, 2015. During the nine month period ended March 31, 2014, our operating expenses were general and administrative expenses of $125, and professional fees of $9,716. The weighted average number of shares outstanding was 3,706,000 for the nine month period ended March 31, 2014.

Liquidity and Capital Resources

Three Month Period Ended March 31, 2015

As of March 31, 2015, our total assets were $0, compared to $29,216 at June 30, 2014, which was cash.  Our total liabilities were $2,220 as of March 31, 2015 and $27,620 as of June 30, 2014. Our stockholders’ equity (deficit) was ($2,220) as of March 31, 2015 compared to stockholders' equity of $1,596 as of June 30, 2014.

Cash Flows from Operating Activities

We do not have operations, and therefore have not generated positive cash flows from operating activities. For the nine month period ended March 31, 2015, net cash flows used in operating activities was $20,173. For the nine month period ended March 31, 2014, we had net cash flows used in operating activities of $9,341.

Cash Flows from Financing Activities

We do not have operations, and therefore have not generated positive cash flows from operating activities. For the nine month period ended March 31, 2015, net cash flows used in financing activities was $9,043 consisting of repayment of director advance of $11,263 and proceeds from director advance of $2,200. For the nine month period ended March 31, 2014, we had net cash flows provided by financing activities of $7,940 consisting of $600 from proceeds from sale of common stock and $7,340 from director loans.

Plan of Operation and Funding

We are currently a “shell,” as that term is defined in the Securities Exchange Act of 1934. New management has not entered into any agreements or understanding for the acquisition of any assets or a business. We expect that if and when we acquire assets and/or a business, we will need to raise capital. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict any proposed business operations. We currently do not have a specific plan of how we will obtain any needed funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We do not have any agreements or arrangements in place for any future equity or debt financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable to smaller reporting companies.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not Applicable to smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Name

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KETDARINA CORP.

Date: May 20, 2015	By:	/s/ Martin Doan
Martin Doan
Chief Executive Officer