Form 10-K
period 2015-06-30
KETDARINA CORP
filed 2015-10-29
CIK 1594114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-192874

KETDARINA CORP.

(Exact Name of Registrant as specified in its Charter)

Nevada	4700	99-0369270
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

7260 W. Azure Dr., Suite 140-951

Las Vegas, NV

 (Address of Principal Executive Offices)(Zip Code)

(212) 960-8595

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

As of October 10, 2015, the registrant had 3,740,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 10, 2015.

PART I

ITEM 1.  BUSINESS.

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

On November 19, 2014, as reported in our Form 8-K which was filed with the Securities and Exchange Commission on November 28, 2014, the previous principal shareholders: (a) sold their shares to Western Highlands Minerals, Ltd., a Vietnamese corporation “WHM”) and/or Mr. Phap Bui as representative; (b) resigned as our management and appointed WHM’s designees as new management, (c) took over the inactive bedding business from us, and (d) cancelled all previous debt which we owed to them.

Because of the change of control, which took place on November 19, 2014, as of the date of filing this Annual Report on Form 10-K, we have not entered into any definitive agreement to change our direction by acquiring any assets or a business. We are currently a “shell” company, as that term is defined in the Securities Exchange Act of 1934.

Our principal address is located 7260 W. Azure Dr., Suite 140-951, Las Vegas, NY 89130. We were incorporated in the State of Nevada on July 13, 2011. Our fiscal year end is June 30.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We do not own any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgement against us.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company ’ s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

There were 3,740,000 shares of common stock issued and outstanding as of March 30, 2015.

Number of Holders

As of June 30, 2015, the 3,740,000 issued and outstanding shares of common stock were held by a total of 40 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2013, 2014 and 2015. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

GENERAL

Because of the change of control which took place on November 19, 2014, as of the date of filing this Annual Report on Form 10-K, we have not entered into any definitive agreement to change our direction by acquiring any assets or a business. We are currently a “shell” company, as that term is defined in the Securities Exchange Act of 1934.

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

FISCAL YEAR ENDED JUNE 30, 2014 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2015.

Our net loss for the fiscal year ended June, 30 2015 was $28,390, compared to a net loss of $16,287 during the fiscal year ended June, 2014. During the fiscal year ended June 30, 2015 we did not generate any revenues.

During the fiscal year ended June 30, 2015, our operating expenses were general and administrative expenses of $2,089, professional fees of $26,301. During the fiscal year ended June 30, 2014, our operating expenses were general and administrative expenses of $16,570, and bank service charges of $217.

The weighted average number of shares outstanding was 3,700,548 for the fiscal year ended June 30, 2014 compared to 3,740,000 for the fiscal year ended June 30, 2014 (previously June 30, 2014).

Liquidity and Capital Resources

FISCAL YEAR ENDED JUNE 30, 2015

As of June 30, 2015, our total assets were $0, compared to $29,216 at June 30, 2014, which was cash. Our total liabilities were $10,437 as of June 30, 2015 and $27,620 as of June 30, 2014. Our stockholders’ equity (deficit) was ($10,437) as of June 30, 2015 compared to stockholders' equity of $1,596 as of June 30, 2014.

Cash Flows from Operating Activities

We do not have operations, and therefore have not generated positive cash flows from operating activities. For the fiscal year ended June 30, 2015, net cash flows used in operating activities was $25,880. For the fiscal year ended June 30, 2014, we had net cash flows used in operating activities of $16,287.

Cash Flows from Financing Activities

We do not have operations, and therefore have not generated positive cash flows from operating activities. For the fiscal year ended June 30, 2015, net cash flows used in financing activities was $3,336 consisting of repayment of director advance of $11,263 and proceeds from director advance of $7,927. For fiscal year ended June 30, 2014, we had net cash flows provided by financing activities of $27,940 consisting of $600 from proceeds from sale of common stock and $27,340 from director loans.

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA.

KETDERINA CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders Ketdarina Corp.

We have audited the accompanying balance sheet of Ketdarina Corp. as of June 30, 2015 and 2014 and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2015 and 2014. Ketdarina Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ketdarina Corp. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had net losses for the year ended June 30, 2015 and 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
October 27, 2015

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

KETDARINA CORP.

BALANCE SHEETS

	June 30,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$—	$29,216
Total Current Assets	—	29,216
Total Assets	$—	$29,216

LIABILITIES AND STOCKHOLDERS ’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$2,510	$—
Loan from director	7,927	27,620
Total Current Liabilities	10,437	27,620
Total Liabilities	10,437	27,620

Stockholders ’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 3,740,000 and 3,740,000 shares issued and outstanding at June 30, 2015 and 2014 respectively;	3,740	3,740
Additional paid-in-capital	31,989	15,632
Accumulated deficit	(46,166)	(17,776)
Total Stockholders ’ Equity	(10,437)	1,596
Total Liabilities and Stockholders ’ Equity (Deficit)	$—	$29,216

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

STATEMENTS OF OPERATIONS

	Year ended June 30,
	2015	2014

REVENUES	$—	$500
OPERATING EXPENSES
Bank service charges	—	217
Professional fees	26,301
General and administrative expenses	2,089	16,570
TOTAL OPERATING EXPENSES	28,390	16,787
LOSS FROM OPERATIONS	(28,390)	(16,287)

PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(28,390)	$(16,287)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,740,000	3,700,548

———————

*

denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2013	$3,680,000	$3,680	$15,092	$(1,489)	$17,283

Common stock issued for cash	60,000	60	540	—	600
Net loss for the year ended June 30, 2013	—	—	—	(16,287)	(16,287)

Balance, June 30, 2014	3,740,000	3,740	15,632	(17,776)	1,596

Forgiveness of Debt	—	—	16,357	—	16,357
Net loss for the year ended June 30, 2015	—	—	—	(28,390)	(28,390)

Balance, June 30, 2015	3,740,000	$3,740	$31,989	$(46,166)	$(10,437)

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

STATEMENTS OF CASHFLOWS

	Year ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(28,390)	$(16,287)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accounts payable	2,510	—
CASH FLOWS USED IN OPERATING ACTIVITIES	(25,880)	(16,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	600
Loans from director	7,927	27,340
Repayment of director loan	(11,263)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(3,336)	27,940

NET INCREASE (DECREASE) IN CASH	(29,216)	11,653

Cash, beginning of period	29,216	17,563

Cash, end of period	$—	$29,216

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non cash activity
Forgiveness of Debt	16,357	—

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 — GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues through the fiscal year ended June 30, 2015, and is no longer in the bedding business. The Company currently has no working capital, and has not completed the acquisition of any assets or a business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of June 30, 2015 and $29,216 of cash and cash equivalents as of June 30, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2015.

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

The loans are unsecured, non-interest bearing and due on demand.

As part of the change of control, the now-former director forgave all indebtedness owed to him as of November 19, 2014.

As of March 31, 2015, an affiliate of the new principal shareholder loaned the Company $2,220, which is unsecured, non-interest bearing, and due on demand.

As of June 30, 2015 an affiliate of the new principal shareholder loaned the Company $5,707 as a loan, which is unsecured, non-interest bearing, and due on demand.

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

There were 3,740,000 shares of common stock issued and outstanding as of June 30, 2015.

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

NOTE 7 – INCOME TAXES

As of June 30, 2015, the Company had net operating loss carry forwards of approximately $25,880 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	June 30, 2015	June 30, 2014
Federal income tax benefit attributable to:
Current operations	$9,653	$5,537
Less: valuation allowance	(9,653)	(5,537)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2015	June 30, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$15,696	$6,043
Less: valuation allowance	(15,696)	(6,043)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $25,880 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations up to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company ’ s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 13, 2011 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company ’ s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company ’ s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management ’ s activities.

2. We did not maintain appropriate cash controls – As of June 30, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at June 30, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company ’ s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control — Integrated Framework issued by COSO.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management ’ s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Office

Bui Phap	52	Director; Chairman
Martin Doan	38	Director, Chief Executive Officer
Nguyen Ho Nam	36	Director, Chief Financial Officer

BIOGRAPHICAL INFORMATION and Background of officer and director

Set forth below as a brief background and business experience description of our President for last five years.

Mr. Bui, since 1994, has been Chairman of Duc Long Gia Lai Group, a conglomerate which is publicly owned and is listed on the Ho Chi Minh City Stock Exchange. He is credited for building the Purchaser from its inception in 2011 to becoming an operating mining company.

Mr. Doan, since 2009, he has been the CEO of Asia Global Capital Group, a privately owned consulting company with a focused on Asia-Pacific market. Previously, he served as Chief Strategic Officer of TQC Resource, a titanium and zircon producer of scale in Vietnam. Mr. Doan has restructured and recapitalized the Purchaser.

Mr. Nguyen co-founded Sacombank Securities, an investment banking company located in Ho Chi Minh City, Vietnam, in 2009; he served as a General Director until January 2010, and then as Chairman until May, 2012. Since January, 2012, he has been Chairman of Bamboo Capital, a leading investment banking firm located in Ho Chi Minh City, Vietnam. Bamboo Capital has helped to raise $1 billion for Vietnamese companies.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Chairman, Phap Bui, and two directors, Martin Doan, Chief Executive Officer and Nguyen Ho Nam, Chief Financial Officer; each of them currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

ITEM 11.  EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “ Named Executive Officers ” ) from inception on July 13, 2011 until June 30, 2014:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Phap Bui	2014	0	0	0	0	0	0	0	0
Chairman	2015	0	0	0	0	0	0	0	0

Martin Doan	2014	0	0	0	0	0	0	0	0
CEO	2015	0	0	0	0	0	0	0	0

Nguyen Ho Nam	2014	0	0	0	0	0	0	0	0
Treasurer	2014	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of June 30, 2015, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Phap Bui, Chairman and Director. 7260 W. Azure Dr., Suite 140-951 Las Vegas, Nevada, 89130	2,200,000 shares of common stock (director)	58.8%

The percent of class is based on 3,740,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended June 30, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal year ended June 30, 2015, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended December 31, 2014, and March 31, 2015 and June 30, 2015.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101

Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ketdarina Corp.

Dated: October 27, 2015	By:	/s/ Martin Doan
Martin Doan
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Martin Doan	Chief Executive Officer (Principal Executive Officer) and Director	October 27, 2015
Martin Doan

/s/ Nguyen Ho Nam	Chief Financial Officer (Principal Financial Officer) and Director	October 27, 2015
Nguyen Ho Nam

/s/ Bui Phap	Director	October 27, 2015
Bui Phap