Form 10-Q
period 2015-09-30
KETDARINA CORP
filed 2015-11-24
CIK 1594114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 17, 2015
Common Stock: $0.001	3,740,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KETDARINA CORP.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued expenses	$2,510	$2,510
Loan from director	7,927	7,927

Total Liabilities	10,437	10,437

Stockholders’ Equity
Common Stock, par value $0.001; 75,000,000 shares authorized, 3,740,000 shares issued and outstanding	3,740	3,740
Additional paid-in capital	31,989	31,989
Accumulated deficit	(46,166)	(46,166)

Total Stockholders’ Equity	(10,437)	(10,437)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

Condensed Statement of Operations

(unaudited)

	Three months ended
	September 30,
	2015		2014
Revenues		$—	$—

Operating Expenses

Professional fees		—	15,304
General and administrative expenses		—	107

Total Operating Expenses		—	15,411

Net Loss From Operations		(—)	(15,411)

Provision for Income Taxes		—	—

Net Loss	$	(—)	$(15,411)

Net Loss Per Share: Basic and Diluted		$(0.00)	$(0.00)

Weighted-average number of common shares outstanding		3,740,000	3,740,000

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

Condensed Statements of Cash Flows

(unaudited)

	Three month Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss for the period	$—	$(15,411)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	—	—

Net cash used in operating activities	—	(15,411)

Net increase (decrease) in cash	—	(15,411)

Cash, beginning of the period	—	29,216
Cash, end of the period	$—	$13,805

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

KETDARINA CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended September 30, 2015 are not necessarily indicative of the operating results for the full year ending June 30, 2015.

NOTE 2 — GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues through the three months ended September 30, 2015, and is no longer in the bedding business. The Company currently has no working capital, and has not completed the acquisition of any assets or a business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of September 30, 2015 and $0 of cash and cash equivalents as of June 30, 2015.

KETDARINA CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company ’ s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2015.

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

September 30, 2015

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

As of September 30, 2015, an affiliate of the new principal shareholder loaned the Company $2,220, which is unsecured, non-interest bearing, and due on demand.

As of June 30, 2015 an affiliate of the new principal shareholder loaned the Company $5,707 as a loan, which is unsecured, non-interest bearing, and due on demand

NOTE 5 — COMMON STOCK

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

There were 3,740,000 shares of common stock issued and outstanding as of September 30, 2015.

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

Three Months Period Ended September 30, 2015 and September 30, 2014

Our net loss for the three months period ended September 30, 2015 was $0 , compared to $15,411 for the three months ended September 30, 2014. During the three month period ended September 30, 2015 we did not generate any revenues.

During the three month period ended September 30, 2015, our operating expenses were general and administrative expenses of $0, professional fees of $0. The weighted average number of shares outstanding was 3,740,000 for the three month period ended September 30, 2015. During the three month period ended September 30, 2014, our operating expenses were general and administrative expenses of $107, and professional fees of $15,304. The weighted average number of shares outstanding was 3,740,000 for the three month period ended September 30, 2014

Three Months Period Ended September 30, 2015 and September 30, 2014

Our net loss for the three months period ended September 30, 2015 was $20,173, compared to $9,341 for the three months ended September 30, 2014. During the three month period ended September 30, 2015 we did not generate any revenues.

During the three month period ended September 30, 2015, our operating expenses were general and administrative expenses of $0, professional fees of $0. The weighted average number of shares outstanding was 3,740,000 for the three month period ended September 30, 2015. During the three month period ended September 30, 2014, our operating expenses were general and administrative expenses of $107, and professional fees of $15,304. The weighted average number of shares outstanding was 3,740,000 for the three month period ended September 30, 2014.

Liquidity and Capital Resources

Three Month Period Ended September 30, 2015

As of September 30, 2015, our total assets were $0, compared to $13,805 at September 30, 2014, which was cash.  Our total liabilities were $0 as of September 30, 2015 and $0 as of June, 2015. Our stockholders’ equity (deficit) was ($46,166) as of September 30, 2015 compared to stockholders' equity of $46,166 as of June 30, 2015.

Cash Flows from Operating Activities

We do not have operations, and therefore have not generated positive cash flows from operating activities. For the three month period ended September 30, 2015, net cash flows used in operating activities was $0. For the three month period ended September 30, 2014, we had net cash flows used in operating activities of $15,411.

Cash Flows from Financing Activities

We do not have operations, and therefore have not generated positive cash flows from operating activities. For the three month period ended September 30, 2015, net cash flows used in financing activities was $0. For the three months period ended September 30, 2014, net cash flows used in operating activities was $15,411.

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

Going Concern

The independent registered public accounting firm’s audit opinion accompanying our June 30, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KETDARINA CORP.

Date: November 20, 2015	By:	/s/ Martin Doan
Martin Doan
Chief Executive Officer