Form 10-K
period 2020-06-30
ZHRH Corp
filed 2021-09-21
CIK 1594114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-192874

ZHRH CORPORATION
(Exact name of registrant as specified in its charter)
Nevada	99-0369270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty St. Suite 880, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 775-322-0626

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒      No ☐

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 21, 2021, was 75,000,000 shares. No market value has been computed, based upon the fact that no active trading market has been established to date, and accordingly no price information is available to make such calculation.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

FORM 10-K

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this annual report on Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this annual report on Form 10-K, “we”, “our”, “us” and the “Company” refer to ZHRH CORPORATION, a Nevada corporation and its subsidiaries, unless the context requires otherwise.

Item 1. Business.

History and Overview

ZHRH Corporation (“we,” “our,” “us” or the “Company”) was originally incorporated in the State of Nevada on July 13, 2011, as Ketdarina Corp. On May 7, 2021, the Company amended its Articles of Incorporation in Nevada to change its corporate name to ZHRH Corporation, our current name, which became effective on July 16, 2021.

Until November 19, 2014, the Company was in the business of wholesale of bedding products to industrial, commercial and institutional retailers, and other professional business users, or to other wholesalers and related subordinated services. On November 19, 2014, the Company’s then principal shareholders sold their shares of the Company to Western Highlands Minerals, Ltd., a Vietnamese corporation (“WHM”), resigned from all positions with the Company and appointed WHM’s designees as new management; WHM then took over the inactive bedding business from the Company, and cancelled all previous debt which was owed to them at that time.

In or about 2015, the Company phased out of its prior business and became a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”). The Company is currently a shell company.

On December 11, 2020, as a result of a receivership in the Eighth Judicial District Court in Clark County, Nevada, Case Number: A-20-816621-B, the plaintiff creditor in the case, Custodian Ventures LLC (the “Custodian”) received an order from the Clark County Court appointing David Lazar as the receiver of the Company. On the same date, David Lazar was appointed as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. On December 29, 2020, the Company’s Charter was reinstated in the State of Nevada. The receivership was terminated by the Eighth Judicial District Court in Clark County, Nevada, under Case Number: A-20-816621-B on May 10, 2021 and on the same date, the court also discharged Mr. Lazar as the receiver.

On March 9, 2021, pursuant to the approval of the board of directors of the Company dated March 9, 2021, the Company issued 71,260,000 shares of common stock, as repayment of debt owed to the Custodian, in the amount of $18,355.

On April 6, 2021, the Custodian entered into a Common Stock Purchase Agreement (the “SPA”) with Calgary Thunder Bay Limited (“Calgary”), pursuant to which Calgary purchased 71,260,000 shares of common stock of the Company from the Custodian, representing 95.01% of the total issued and outstanding shares of the Company’s common stock. The sale was consummated on April 13, 2021. As a result of the sale, there was a change of control of the Company.

On that same date, Mr. David Lazar, who was the Company’s then sole officer and director, submitted his resignation from all positions with the Company and appointed Brett Lovegrove as the sole director and officer of the Company.

On May 7, 2021, by consent of the Company’s sole director and Calgary, as majority shareholder, the Company amended its corporate name to ZHRH Corporation and the name change became effective on July 16, 2021.

On July 16, 2021, the Company changed its trading symbol from KTDR to ZHEC.

No Current Operations and Shell Status

In or about 2015, the Company phased out of its prior business and became a is a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”). The Company is currently a shell company.

The Company has no operations at this time, and currently does not have any principal products or services, customers or intellectual property. As the Company has no current operations, it also currently is not subject to any competitive business conditions. Further, the Company is not subject to any government approvals at this time, other than those applicable to it as a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

Prior Receivership

On December 11, 2020, as a result of a receivership in the Eighth Judicial District Court in Clark County, Nevada, Case Number: A-20-816621-B, the plaintiff creditor in the case, Custodian Ventures LLC (the “Custodian”) received an order from the Clark County Court appointing David Lazar as the receiver of the Company. On the same date, David Lazar was appointed as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. On December 29, 2020, the Company’s Charter was reinstated in the State of Nevada. The receivership was terminated by the Eighth Judicial District Court in Clark County, Nevada, under Case Number: A-20-816621-B on May 10, 2021 and on the same date, the court also discharged Mr. Lazar as the receiver.

Going Concern

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2020, the Company had a retained deficit of $52,444 and negative working capital of $16,715. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Employees

As of September 21, 2021, we have no part-time or full-time employees. Since April 13, 2021, the Company has been operating under the direction of its sole officer and director, Brett Lovegrove.

Covid-19

The outbreak of a novel coronavirus (COVID-19), which the World Health Organization declared in March 2020 to be a pandemic, continues to spread throughout the United States of America and the globe, including the new Delta variant. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, all of which cannot be reasonably predicted at this time. While management reasonably expects the COVID-19 outbreak to negatively impact the Company’s financial condition, operating results, and timing and amounts of cash flows, the related financial consequences and duration are highly uncertain.

Reports to Security Holders

We intend to furnish our shareholders’ annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our Company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A. Risk Factors.

YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K BEFORE DECIDING WHETHER TO INVEST IN THE COMPANY’S COMMON STOCK. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO THE COMPANY OR THAT THE COMPANY CURRENTLY DEEMS IMMATERIAL MAY ALSO IMPAIR THE COMPANY’S BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY’S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OR THE COMPANY’S COMMON STOCK COULD DECLINE AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT. THIS ANNUAL REPORT ON FORM 10-K ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS”.

Risks Related to our Company

We were previously in receivership.

On December 11, 2020, as a result of a receivership in the Eighth Judicial District Court in Clark County, Nevada, Case Number: A-20-816621-B, the plaintiff creditor in the case, Custodian Ventures LLC (the “Custodian”) received an order from the Clark County Court appointing David Lazar as the receiver of the Company. On the same date, David Lazar was appointed as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. On December 29, 2020, the Company’s Charter was reinstated in the State of Nevada. The receivership was terminated by the Eighth Judicial District Court in Clark County, Nevada, under Case Number: A-20-816621-B on May 10, 2021 and on the same date, the court also discharged Mr. Lazar as the receiver.

We are dependent on the services of our sole office and director, Brett Lovegrove.

We are dependent on the services of our sole office and director, Brett Lovegrove. The loss of Mr. Lovegrove, and the inability to hire key personnel could harm our business.

We have a history of operating losses and our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2020, the Company had a retained deficit of $52,444 and negative working capital of $16,715. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continuation as a going concern is solely dependent upon the Company’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because we are a “shell company” the holders of our restricted securities will not be able to sell their securities in reliance on Rule 144 and we cannot file registration statements under Section 5 of the Securities Act using a Form S-8, until we cease being a “shell company”.

We are a “shell company” as that term is defined by the applicable federal securities laws. Applicable provisions of Rule 144 specify that during that time that we are a “shell company” and for a period of one year thereafter, holders of our restricted securities cannot sell those securities in reliance on Rule 144. This restriction may have potential adverse effects on future efforts to seek additional capital through unregistered offerings. Another implication of us being a shell company is that we cannot file registration statements under Section 5 of the Securities Act using a Form S-8, a short form of registration to register securities issued to employees and consultants under an employee benefit plan. As result, one year after we cease being a shell company, assuming we are “current” in our reporting requirements with the Securities and Exchange Commission and have filed current “Form 10 information” with the SEC reflecting our status as an entity that is no longer a shell company for a period of not less than 12 months, holders of our restricted securities may then sell those securities in reliance on Rule 144 (provided, however, those holders satisfy all of the applicable requirements of that rule).

The Company may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

Our acquisition strategy creates risks for our business.

We expect that we will pursue acquisitions of businesses, assets or technologies. We may fail to identify attractive acquisition candidates or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to engage in an ongoing business will be impaired.

We may pay for acquisitions by issuing additional shares of our common stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services and personnel of the acquired companies;

●	challenges maintaining our internal standards, controls, procedures and policies;

●	diversion of management’s attention from other business concerns;

●	over-valuation by us of acquired companies;

●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former stockholders and other third parties;

●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

●	entering markets in which we have no prior experience and may not succeed;

●	risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

●	potential loss of key employees of the acquired companies; and

●	impairment of relationships with clients and employees of the acquired companies as a result of the integration of acquired operations and new management personnel.

The ongoing outbreak of the coronavirus may cause an overall decline in the economy as a whole and may materially harm our Company.

If the outbreak of the COVID-19 coronavirus continues to grow, the effects of such a widespread infectious disease and epidemic may cause an overall decline in the economy as a whole. The actual effects of the spread of coronavirus are difficult to assess at this time as the actual effects will depend on many factors beyond the control and knowledge of the Company. However, the spread of the coronavirus, if it continues may cause an overall decline in the economy as a whole and therefore may materially harm our Company. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

The Company may suffer from a lack of liquidity.

If we incur indebtedness, the Company subjects itself to increased debt service obligations which could result in operating and financing covenants that would restrict our operations and liquidity. This would impair our ability to hire the necessary senior and support personnel required for our business, as well as carry out its acquisition strategy and other business objectives.

Economic conditions could adversely impact our business.

A downturn in economic conditions in one or more of the Company’s future markets could have a material adverse effect on our results of operations, financial condition, business and prospects. The existing federal deficit, as well as deficit spending by the government as the result of adverse developments in the economy or other reasons, can lead to continuing pressure to reduce government expenditures for other purposes. Such actions in turn may adversely affect our results of operations.

The requirements of being, a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are a voluntary filer with the SEC, however our choice to voluntarily file reports with the SEC will be time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that we determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Risks Related to Our Common Stock

Although we are a voluntary filer, and not delinquent in our filings with the SEC, our common stock is currently on the Pink Tier of OTC Markets and is Labeled as “No Information” and as “Delinquent SEC Reporting;” there is no active public market for our common stock and an active trading market may not ever develop or, even if developed, may not be available to all shareholders, may not be sustained or may cease to exist.

Although we are a voluntary filer, and not delinquent in our filings with the SEC, our common stock is currently on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “ZHEC” and is labeled as “No Information” and as “Delinquent SEC Reporting” at this time. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic. An active trading market may not ever develop or, even if developed, may not be available to all shareholders, may not be sustained or may cease to exist.

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

The Company is currently a shell company as such term is defined in Rule 12b-2 under the Exchange Act.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i) the issuer of the securities that was formerly a shell company has ceased to be a shell company,

(ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

(iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv) at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

All of our authorized common stock is currently issued and outstanding.

As of the date hereof, the authorized capital stock of the Company consists of 75,000,000 shares of common stock, of which all 75,000,000 shares are issued and outstanding. Accordingly, we are unable to issue any additional shares of common stock at this time.

Our common stock constitutes restricted securities and is subject to limited transferability.

All of our common stock shares, should be considered a long-term, illiquid investment. In addition, our common stock, is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for our securities, a stockholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules, FINRA has adopted FINRA Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s address of its principal place of business is located at 50 West Liberty St. Suite 880, Reno, NV 89501, which is leased for the purposes of receiving mail for which the Company pays $125 per year. As we currently do not have any operations, we believe that these facilities are adequate at this time and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary.

Item 3. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party, or to which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently on the Pink Tier of OTC Markets with the symbol ZHEC, and although we are a voluntary filer, and not delinquent in our filings with the SEC, is Labeled as “No Information” and as “Delinquent SEC Reporting” and there is no active public market for common stock and an active trading market may not ever develop or, even if developed, may not be available to all shareholders, may not be sustained or may cease to exist.

The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them.

As there has been no active trading in our common stock, we are unable to set forth the high and low bid quotations for our common stock on a quarterly basis for the prior two fiscal years or the subsequent periods to date.

Dividends

The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future on its common stock. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Equity Compensation Plans

None.

Holders

As of June 30, 2020, there were 3,740,000 shares of our $0.001 par value per share common stock issued and outstanding and approximately 40 record owners of our common stock. As of the date of this report, there are 75,000,000 shares of our $0.001 par value per share common stock issued and outstanding and approximately 41 record owners of our common stock.

Transfer Agent and Registrar

The Company’s transfer agent, West Coast Stock Transfer, is located at 721 N Vulcan Ave #106, Encinitas, CA 92024.

Recent Sales of Unregistered Securities

On March 9, 2021, pursuant to the approval of the board of directors of the Company dated March 9, 2021, the Company issued 71,260,000 shares of common stock, as repayment of debt owed to the Custodian, in the amount of $18,355.

These shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder.

Our Securities

General

As of the date hereof, the authorized capital stock of the Company consists of 75,000,000 shares of common stock, par value $.001 per share, of which all 75,000,000 shares are issued and outstanding. There is no other class of shares of the Company authorized, issued or outstanding.

Common Stock

Each share of common stock is entitled to one vote with respect to all matters to be acted on by the stockholders.

Preferred Stock

None.

Warrants

There are currently no outstanding warrants of the Company.

Options

There are currently no options outstanding.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended June 30, 2020 and 2019, should be read in conjunction with the other sections of this Annual Report, including “Description of Business” and the Financial Statements and notes thereto of the Company included in this Annual Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

Organizational History of the Company and Overview

ZHRH Corporation (“we,” “our,” “us” or the “Company”) was originally incorporated in the State of Nevada on July 13, 2011, as Ketdarina Corp. On May 7, 2021, the Company amended its Articles of Incorporation in Nevada to change its corporate name to ZHRH Corporation, our current name, which became effective on July 16, 2021.

Until November 19, 2014, the Company was in the business of wholesale of bedding products to industrial, commercial and institutional retailers, and other professional business users, or to other wholesalers and related subordinated services. On November 19, 2014, the Company’s then principal shareholders sold their shares of the Company to Western Highlands Minerals, Ltd., a Vietnamese corporation (“WHM”), resigned from all positions with the Company and appointed WHM’s designees as new management; WHM then took over the inactive bedding business from the Company, and cancelled all previous debt which was owed to them at that time.

In or about 2015, the Company phased out of its prior business and became a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”). The Company is currently a shell company.

On December 11, 2020, as a result of a receivership in the Eighth Judicial District Court in Clark County, Nevada, Case Number: A-20-816621-B, the plaintiff creditor in the case, Custodian Ventures LLC (the “Custodian”) received an order from the Clark County Court appointing David Lazar as the receiver of the Company. On the same date, David Lazar was appointed as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. On December 29, 2020, the Company’s Charter was reinstated in the State of Nevada. The receivership was terminated by the Eighth Judicial District Court in Clark County, Nevada, under Case Number: A-20-816621-B on May 10, 2021 and on the same date, the court also discharged Mr. Lazar as the receiver.

On March 9, 2021, pursuant to the approval of the board of directors of the Company dated March 9, 2021, the Company issued 71,260,000 shares of common stock, as repayment of debt owed to the Custodian, in the amount of $18,355.

On April 6, 2021, the Custodian entered into a Common Stock Purchase Agreement (the “SPA”) with Calgary Thunder Bay Limited (“Calgary”), pursuant to which Calgary purchased 71,260,000 shares of common stock of the Company from the Custodian, representing 95.01% of the total issued and outstanding shares of the Company’s common stock. The sale was consummated on April 13, 2021. As a result of the sale, there was a change of control of the Company.

On that same date, Mr. David Lazar, who was the Company’s then sole officer and director, submitted his resignation from all positions with the Company and appointed Brett Lovegrove as the sole director and officer of the Company.

On May 7, 2021, by consent of the Company’s sole director and Calgary, as majority shareholder, the Company amended its corporate name to ZHRH Corporation and the name change became effective on July 16, 2021.

On July 16, 2021, the Company changed its trading symbol from KTDR to ZHEC.

No Current Operations and Shell Status

In or about 2015, the Company phased out of its prior business and became a is a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”). The Company is currently a shell company.

The Company has no operations at this time, and currently does not have any principal products or services, customers or intellectual property. As the Company has no current operations, it also currently is not subject to any competitive business conditions. Further, the Company is not subject to any government approvals at this time, other than those applicable to it as a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

Prior Receivership

On December 11, 2020, as a result of a receivership in the Eighth Judicial District Court in Clark County, Nevada, Case Number: A-20-816621-B, the plaintiff creditor in the case, Custodian Ventures LLC (the “Custodian”) received an order from the Clark County Court appointing David Lazar as the receiver of the Company. On the same date, David Lazar was appointed as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. On December 29, 2020, the Company’s Charter was reinstated in the State of Nevada. The receivership was terminated by the Eighth Judicial District Court in Clark County, Nevada, under Case Number: A-20-816621-B on May 10, 2021 and on the same date, the court also discharged Mr. Lazar as the receiver.

Results of Operations

Year Ended June 30, 2020 Compared to the Year Ended June 30, 2019

Operating expenses for the year ended June 30, 2020 totaled $6,278, compared to $0 for the same period in 2019. The increase is attributable to legal and accounting fees incurred.

Cash flows used in operating activities for the year ended June 30, 2020 totaled $0 compared to $0 in 2019.

Going Concern

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2020, the Company had a retained deficit of $52,444 and negative working capital of $16,715. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2020 and 2019, our liquid assets consisted of cash of $0 and $0, respectively.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended June 30, 2020. As of June 30, 2020, the Company had a retained earnings deficit of $52,444, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included elsewhere in Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported by the Company in its Current Report on Form 8-K filed with the SEC on May 25, 2021, on May 24, 2021, the Board of Directors of the Company approved the appointment of BF Borgers CPA PC (“Borgers”) to serve as the Company’s independent registered public accounting firm for the fiscal years ending June 30, 2019 and June 30, 2020 and dismissed KLJ & Associates LLP (“KLJ”), which declined to stand for reappointment as the Company’s auditor.

KLJ’s most recent reports on the financial statements of the Company as of and for the fiscal years ended June 30, 2014 and June 30, 2015 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the financial statements of the Company for those two fiscal years contained an uncertainty about the Company’s ability to continue as a going concern.

During the fiscal years ended June 30, 2014 and 2015, and through May 24, 2021, the date of KLJ’s dismissal, (i) there were no disagreements with KLJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KLJ would have caused KLJ to make reference thereto in their reports for such fiscal years and (ii) there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except for the following reportable events. As disclosed in the Company’s Form 10-Ks for the fiscal years ended June 30, 2014, and June 30, 2015, and the last filed Quarterly Report on 10-Q for the quarter ended September 30, 2015, management concluded that the Company’s internal controls over financial reporting were not effective due to the existence of material weaknesses in the Company’s internal control over financial reporting related to the following:

The Company attempted to contact KLJ to get the Exhibit 16.1 letter for the 8-K, but did not receive a reply. The Company will amend the Form 8-K filed on May 25, 2021, if the Exhibit 16.1 letter is received from KLJ.

During the fiscal years ended June 30, 2019 and June 30, 2020, and the subsequent interim period through May 24, 2021, neither the Company, nor anyone acting on the Company’s behalf, has consulted with Borgers regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, in any case where either a written report or oral advice was provided to the Company by Borgers, that Borgers concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our sole officer and director, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020. Based upon that evaluation, our sole officer and director concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of June 30, 2020, management has completed an assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of June 30, 2020, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

Management identified the following material weaknesses set forth below in our internal control over financial reporting:

●	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of generally accepted accounting principles in the United States and SEC disclosure requirements.

●	Limited segregation of duties and oversight of work performed as well as lack of compensating controls in the Company’s finance and accounting functions.

●	The Company lacks sufficient in-house expertise and training in complex accounting principles and SEC reporting and disclosure requirements.

●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls.

●	The Company lacks a system of tracking obligations to identify and file income tax and other tax reports on a timely basis.

A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting.

On December 11, 2020, as a result of a receivership in the Eighth Judicial District Court in Clark County, Nevada, Case Number: A-20-816621-B, the plaintiff creditor in the case, Custodian Ventures LLC (the “Custodian”) received an order from the Clark County Court appointing David Lazar as the receiver of the Company. On the same date, David Lazar was appointed as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. On April 6, 2021, the Custodian entered into a Common Stock Purchase Agreement (the “SPA”) with Calgary Thunder Bay Limited (“Calgary”), pursuant to which Calgary purchased 71,260,000 shares of common stock of the Company from the Custodian, representing 95.01% of the total issued and outstanding shares of the Company’s common stock. The sale was consummated on April 13, 2021. As a result of the sale, there was a change of control of the Company. On that same date, Mr. David Lazar, who was the Company’s then sole officer and director, submitted his resignation from all positions with the Company and appointed Brett Lovegrove as the sole director and officer of the Company. Additionally, the Company’s prior receivership was terminated by the Eighth Judicial District Court in Clark County, Nevada, under Case Number: A-20-816621-B on May 10, 2021 and on the same date, the court also discharged Mr. Lazar as the receiver.

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

On December 11, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. On April 13, 2021, Mr. David Lazar, who was the Company’s then sole officer and director, submitted his resignation from all positions with the Company and appointed Brett Lovegrove as the sole director and officer of the Company.

Name	Age	Position/Title

Brett Lovegrove	61	Director, President

Mr. Brett Lovegrove has served as the sole director and officer of the Company since April 13, 2021. Mr. Lovegrove served in the Metropolitan Police and the City of London Police for 30 years, until he retired in 2008, as the Head of Counter Terrorism for the City of London with national counter terrorist responsibilities across the UK. Mr. Lovegrove also commanded the British Police Firearms Unit on a nationwide basis for many years. Mr. Lovegrove served as the CEO of City Security and Resilience Networks (CSARN - UK and Australia) from January 2009 until January 2021. From October 2017 to the present, Mr. Lovegrove serves as the Managing Director of Valentis Bridge Ltd., which focuses on defense and resilience consultancy. Mr. Lovegrove has served since August 2018, and to the present as the Chairman of TalonBridge which is a focused on technology development. He is also a Member of the All Party Parliamentary Group on Artificial Intelligence, Chairman of Paratum (Counter Terrorism Infrastructure Engineering), Chairman of the Defense and Security Committee of the London Chamber of Commerce, Senior Lecturer on Resilience to the US military (Germany and the United States), Lecturer at the Geneva Centre for Security Policy and an Ambassador and Member of the London Board of Crimestoppers. Mr. Lovegrove received his Masters Degree in Criminal Justice and Terrorism studies at Reading University in the U.K. in 1992.

Committees

We do not have a standing nominating, compensation or audit committee. Rather, our sole director performs the functions of these committees. Additionally, because our common stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Director Independence

We do not have any independent directors, as such term is defined in the listing standards of The NASDAQ Stock Market, at this time. The Company is not quoted on any exchange that requires director independence requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We expect that we will adopt a code of ethics in the near future.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No executive officer, member of the board of directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation.

2020 Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
David Lazar(1)	2020	$—	$—	$—	$—
	2019	$—	$—	$—	$—

(1) David Lazar served as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors from December 11, 2020 to April 13, 2021 and served as the receiver of the Company from December 11, 2020 to May 10, 2021.

No executive compensation was paid by the Company during the year ended June 30, 2020 or 2019.

Employment Agreements

The Company is not a party to any employment agreements at this time.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the 2020 fiscal year-end.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers.

Director Compensation

Historically, our directors have not received compensation for their service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At September 21, 2021 we had 75,000,000 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of September 21, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	our executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of the Company, at 50 West Liberty St. Suite 880, Reno, NV 89501. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner:	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Executive Officers
Brett Lovegrove (1)	—	*

More than 5% Holders
Calgary Thunder Bay Limited(2)	71,260,000	95.01%

(1)	Brett Lovegrove is currently the sole officer and director of the Company.

(2)	Xuejiao Fang is the 100% owner of Calgary Thunder Bay Limited and has the power to vote and dispose of the shares held by Calgary Thunder Bay Limited.

*	Less than 1%.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions.

On December 16, 2020, as a result of a receivership in Clark County, Nevada, Case Number: A-20-816621-B, Custodian Ventures LLC (“Custodian”) was appointed receiver of the Company. On that same date, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

During the fiscal year July 01, 2019 through June 30, 2020, David Lazar, paid $5,179 of expenses related transfer agent, audit and legal fees on behalf of the Company. During the fiscal year July 1, 2020 through June 30, 2021, David Lazar, the Company’s former Receiver and former officer and director until April 13, 2021, paid $26,195 of expenses related transfer agent, state registration fees and legal fees on behalf of the Company. The receivership was terminated by the Eighth Judicial District Court in Clark County, Nevada, under Case Number: A-20-816621-B on May 10, 2021 and on the same date, the court also discharged Mr. Lazar as the receiver.

On March 9, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to Custodian Ventures, LLC in the amount of $18,355. Custodian Ventures, LLC was the creditor plaintiff in the receivership proceedings for the Company pursuant to which David Lazar was appointed as the Company’s Receiver. As of June 30, 2021, the Company had no liability to Custodian Ventures, LLC.

Calgary Thunder Bay Limited (“Calgary”), which owns 95.01% of the Company’s issued and outstanding common stock, paid $102,219 of expenses on behalf of the Company related to accounting, audit and legal expenses. As of June 30, 2021, a total of $102,219 remains outstanding to Calgary pursuant to the foregoing. This amount is non-interest bearing and has no date of maturity.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the fees billed or to be billed to our Company for the years ended June 30, 2020 and June 30, 2019 for professional services rendered by BF Borgers CPA PC (“Borgers”) our independent registered public accounting firm which was engaged by the Company in such capacity on May 24, 2021.

Fees	2020	2019
Audit Fees	$15,000	$15,000
Audit-Related Fees
Tax Fees
Other Fees
Total Fees	$15,000	$15,000

Audit Fees

Audit fees to Borgers were for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2020 and 2019.

Audit-Related Fees

During 2019 and 2020, Borgers did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As Borgers did not provide any services to us for tax compliance, tax advice and tax planning during 2019 and 2020, no tax fees were billed or paid during those fiscal years.

All Other Fees

Borgers did not provide any products and services not disclosed in the table above during 2021 and 2020. As a result, there were no other fees billed or paid during 2020 and 2019.

PART IV

ITEM 15. Exhibit And Financial Statement Schedules.

(a) Financial Statements.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of ZHRH Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ZHRH Corporation (the “Company”) as of June 30, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

September 21, 2021

ZHRH Corporation

formerly known as

Ketdarina Corp.

Balance Sheets

(Stated in U.S. Dollars)

	June 30,	June 30,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities and other current liabilities	$1,099	$—
Related parties loan payable	5,179	—
Current liabilities of discontinued operations	10,437	10,437
Total current liabilities	16,715	10,437
TOTAL LIABILITIES	16,715	10,437

COMMITMENTS & CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 75,000,000 shares authorized, 3,740,000 shares issued and outstanding	3,740	3,740
Additional paid-in capital	31,989	31,989
Accumulated deficit	(52,444)	(46,166)
TOTAL STOCKHOLDERS’ DEFICIT	(16,715)	(10,437)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to the financial statements

ZHRH Corporation

formerly known as

Ketdarina Corp.

Statements of Operations and Comprehensive Income

(Stated in U.S. Dollars)

	For the Years ended
	June 30,	June 30,
	2020	2019

Operating expenses

Legal fees	1,099
Transfer agent fees	5,179	—
Total operating expenses	6,278	—

Income (loss) from operation	(6,278)	—

Other income (expenses)
Interest income	—	—
Interest expense	—	—
Total other income (expenses)	—	—

Loss before tax	(6,278)	—
Income tax	—	—
Net loss	$(6,278)	$—

Loss per share
Basic
Continuing operations	—	—
Discontinued operations	—	—
	$—	$—

Weighted average shares outstanding
Basic	3,740,000	3,740,000

See accompanying notes to the financial statements

ZHRH Corporation

formerly known as

Ketdarina Corp

Statements of Stockholders’ Equity (Deficit)

(Stated in U.S. Dollars)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Number of Shares	Par Value	Capital	Deficit	Deficit

Balance - June 30, 2018	3,740,000	$3,740	$31,989	$(46,166)	$(10,437)

Net loss	—	—	—	—	—
Balance - June 30, 2019	3,740,000	$3,740	$31,989	$(46,166)	$(10,437)

Net income	—	—	—	(6,278)	(6,278)
Balance -June 30, 2020	3,740,000.00	$3,740.00	$31,989	$(52,444)	$(16,715)

See accompanying notes to the financial statements

ZHRH Corporation

formerly known as

Ketdarina Corp

Statements of Cash Flows

(Stated in U.S. Dollars)

For the Years Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(6,278)	—
Net loss from discontinued operations	—	—
Net loss from continuing operations	(6,278)	—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Changes in assets and liabilities
Increase/(decrease) in accruals and other payables	1,099
Increase/(decrease) in related party payables	5,179	—
Net cash used in operating activities from continuing operations	—	—
Net cash (used in) from operating activities from discontinued operations	—	—
Net cash used in operating activities	—	—

Net increase in cash and cash equivalents	—	—
Effect of foreign currency translation on cash and cash equivalents	—	—
Cash and cash equivalents–beginning of period	—	—
Cash and cash equivalents–end of period	—	—
Less cash and cash equivalents of discontinued operations–end of period	$—	—
Cash and cash equivalents of continuing operations–end of period	$—	—

Supplementary cash flow information:
Interest paid	$—	—
Income taxes paid	$—	—

Non-Cash Financing and Investing Activities:

See accompanying notes to the financial statements

ZHRH Corporation

formerly known as

Ketdarina Corp

Notes to Financial Statements

For the years ended June 30, 2020 and 2019

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

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

Since that change of control, although engaging in ongoing discussions, WHM and its designees did not enter into any agreements or understandings by which we would acquire any assets or a business.

On December 16, 2020, as a result of a receivership in Clark County, Nevada, Case Number: A-20-816621-B, Custodian Ventures LLC (“Custodian”) was appointed receiver of Ketdarina Corp. (the “Company”). On that same date, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. On May 10, 2021 the Court entered an Order terminating the receivership.

On April 6, 2021, Custodian Ventures LLC (the “Seller”), entered into a Common Stock Purchase Agreement (the “SPA”) pursuant to which the Seller agreed to sell to Calgary Thunder Bay Limited (the “Purchaser”), the 71,260,000 shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 95.0% of the Company’s 75,000,000 issued and outstanding common shares, for $250,000. The sale was consummated on April 13, 2021. As a result of the sale, there was a change of control of the Company. There is no family relationship or other relationship between the Seller and the Purchaser, or any of the Purchaser’s affiliates.

On that same date, Mr. David Lazar, who was the Company’s sole officer and director, submitted his resignation from all management positions and appointed Brett Lovegrove as the sole director and officer of the Company. As a result thereof, Mr. Lovegrove is now the sole director and officer of the Company.

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

Note 2 – Going Concern

The accompanying condensed financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value Measurement

The Company values its amounts due to related partings and short term loans payable under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets, and valuations are based on observable market data in those markets.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

On December 18, 2019, the FASB issued ASU 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the Board’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is evaluating the impact of this on its consolidated financial statements.

On January 16, 2020, the FASB issued ASU 2020-01 in response to an EITF consensus. The ASU makes improvements related to the following two topics: (a) Accounting for certain equity securities when the equity method of accounting is applied or discontinued — The ASU clarifies that “an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.” (b) Scope considerations related to forward contracts and purchased options on certain securities — The ASU clarifies that “for the purpose of applying paragraph 815-10- 15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825.” This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the impact of this on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 4 – Related Party Transactions

On December 16, 2020, as a result of a receivership in Clark County, Nevada, Case Number: A-20-816621-B, Custodian Ventures LLC (“Custodian”) was appointed receiver of Ketdarina Corp. (the “Company”). On that same date, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

During the fiscal year July 01, 2019 thru June 30, 2020, David Lazar, paid $5,179 of expenses related transfer agent, audit and legal fees on behalf of the company. As of June 30, 2021, a total of $0 remains outstanding to Custodian Ventures, LLC and David Lazar.

Note 5 – Common stock

As of June 30, 2020, 3,740,000 shares of common stock with a par value of $0.001 remain outstanding.

Note 6 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The cumulative deferred tax asset for the years June 30, 2020 and 2019 is $6,278 and $0, respectively, which is calculated by multiplying the estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended June 30,	2020	2019
Book loss for the year	$(6,278)	$

Temporary difference:
	—		—

Tax loss for the year	(6,278)		—

Estimated effective tax rate	21%		21%
Deferred tax asset	$1,318		$—

Details of valuation allowance for the last two years are as follows:

For the period ended June 30,	2020	2019
Balances at the beginning of the year	$—	$—
Additions	1,318	—
Deductions		—
Balance at the end of the Year	$1,318	$—

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended June 30, 2020 and 2019 would affect the effective income tax rate. There were no unrecognized income tax benefits as of June 30, 2020 and 2019.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company did not recognize any expenses any interest and penalties as of June 30, 2020 and 2019, respectively.

Note 7 – Discontinued operations

On November 19, 2014 the previous principal shareholders: (a) sold their shares to Western Highlands Minerals, Ltd., a Vietnamese corporation “WHM”) and/or Mr. Phap Bui as representative; (b) resigned as management and appointed WHM’s designees as new management, (c) took over the inactive bedding business from the Company, and (d) cancelled all previous debt which the Company owed to them.

Since that change of control, although engaging in ongoing discussions, WHM and its designees did not enter into any agreements or understandings by which the Company would acquire any assets or a business.

The major classes of assets and liabilities of Ketadarina Corp as at June 30, 2020 are as follows:

	June 30,	June 30,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$—	$—

Total current assets	—	—
Non-current assets
Equipment, net	—	—
Assets of discontinued operations	$—	$—

LIABILITIES
Current liabilities
Accrued expenses	$2,510	$2,510
Loan from director	7,927	7,927
Total current liabilities	10,437	10,437
Liabilities of discontinued operations	10,437	10,437

Net (liabilities) assets of discontinued operations	$(10,437)	$(10,437)

Note 8 – Subsequent Events

On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to Custodian Ventures, LLC in the amount of $18,355.

On April 6, 2021, Custodian Ventures LLC (the “Seller”), entered into a Common Stock Purchase Agreement (the “SPA”) pursuant to which the Seller agreed to sell to Calgary Thunder Bay Limited (the “Purchaser”), the 71,260,000 shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 95.0% of the Company’s 75,000,000 issued and outstanding common shares, for $250,000. The sale was consummated on April 13, 2021. As a result of the sale, there was a change of control of the Company. There is no family relationship or other relationship between the Seller and the Purchaser, or any of the Purchaser’s affiliates.

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 16, 2013).
3.2*	Certificate of Amendment to Articles of Incorporation of the Company.
3.3*	Bylaws of the Company.
21.1*	Subsidiaries of the registrant.
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
99.1*	Notice of Entry of Order in The State of Nevada, dated December 11, 2020.
99.2*	Notice of Entry of Order in the State of Nevada, dated May 10, 2021.

101.INS	XBRL Instance Document .*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHRH CORPORATION

Dated: September 21, 2021	By:	/s/ Brett Lovegrove
Brett Lovegrove
Chief Executive Officer (principal executive officer and principal financials and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brett Lovegrove	Sole Director	September 21, 2021
Brett Lovegrove	(principal executive officer and principal financials and accounting officer)