Form 10-K
period 2021-06-30
ZHRH Corp
filed 2021-09-21
CIK 1594114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Going Concern

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2021, the Company had a retained deficit of $127,767 and negative working capital of $73,683. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2021, the Company had a retained deficit of $127,767 and negative working capital of $73,683. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continuation as a going concern is solely dependent upon the Company’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Although we are a voluntary filer, and not delinquent in our filings with the SEC, our common stock is currently on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “ZHEC” and is labeled as “No Information” and as “Delinquent SEC Reporting” at this time. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic. An active trading market may not ever develop or, even if developed, may not be available to all shareholders, may not be sustained or may cease to exist

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

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

Equity Compensation Plans

None.

Holders

As of June 30, 2021, and as of the date of this report, there are 75,000,000 shares of our $0.001 par value per share common stock issued and outstanding and approximately 41 record owners of our common stock.

Transfer Agent and Registrar

The Company’s transfer agent, West Coast Stock Transfer, is located at 721 N Vulcan Ave #205, Encinitas, CA 92024.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended June 30, 2021 and 2020, should be read in conjunction with the other sections of this Annual Report, including “Description of Business” and the Financial Statements and notes thereto of the Company included in this Annual Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

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

Results of Operations

Year Ended June 30, 2021 Compared to the Year Ended June 30, 2020

Operating expenses for the year ended June 30, 2021 totaled $85,760, compared to $6,278 for the same period in 2020. The increase is attributable to legal and accounting fees incurred in order to take the Company out of its prior receivership and for the preparation of financials and SEC reports.

Cash flows used in operating activities for the year ended June 30, 2021 totaled $0 compared to $0 in 2020.

Going Concern

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2021, the Company had a retained deficit of $127,767 and negative working capital of $73,683. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2021 and 2020, our liquid assets consisted of cash of $0 and $0, respectively.

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

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended June 30, 2021. As of June 30, 2021, the Company had a retained earnings deficit of $127,767, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

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

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our sole officer and director, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2021. Based upon that evaluation, our sole officer and director concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of June 30, 2021, management has completed an assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of June 30, 2021, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

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

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation .

2021 Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Brett Lovegrove(1)	2021	$—	$—	$—	$—
	2020	$—	$—	$—	$—
David Lazar(2)	2021	$—	$—	$—	$—
	2020	$—	$—	$—	$—

(1) Mr. Brett Lovegrove has served as the sole director and officer of the Company since April 13, 2021.

(2) David Lazar served as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors from December 11, 2020 to April 13, 2021.

No executive compensation was paid by the Company during the year ended June 30, 2021 or 2020.

Employment Agreements

The Company is not a party to any employment agreements at this time.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the 2021 fiscal year-end.

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

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the fees billed or to be billed to our Company for the years ended June 30, 2021 and June 30, 2020 for professional services rendered by BF Borgers CPA PC (“Borgers”) our independent registered public accounting firm which was engaged by the Company in such capacity on May 24, 2021.

Fees	2021	2020
Audit Fees	$15,000	$15,000
Audit-Related Fees
Tax Fees
Other Fees
Total Fees	$15,000	$15,000

Audit Fees

Audit fees to Borgers were for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2020 and 2021.

Audit-Related Fees

During 2021 and 2020, Borgers did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As Borgers did not provide any services to us for tax compliance, tax advice and tax planning during 2021 and 2020, no tax fees were billed or paid during those fiscal years.

All Other Fees

Borgers did not provide any products and services not disclosed in the table above during 2021 and 2020. As a result, there were no other fees billed or paid during 2021 and 2020.

PART IV

ITEM 15. Exhibit And Financial Statement Schedules.

(a) Financial Statements.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of ZHRH Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ZHRH Corporation (the "Company") as of June 30, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

September 21, 2021

ZHRH Corporation

formerly known as

Ketdarina Corp.

Balance Sheets

(Stated in U.S. Dollars)

	June 30,	June 30,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities and other current liabilities	$60,664	$1,099
Related parties loan payable	108,020	5,179
Current liabilities of discontinued operations	—	10,437
Total current liabilities	168,684	16,715
TOTAL LIABILITIES	168,684	16,715

COMMITMENTS & CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 75,000,000 shares authorized, 75,000,000 and 3,740,000 shares issued and outstanding, respectively	75,000	3,740
Additional paid-in capital	(20,916)	31,989
Accumulated deficit	(222,768)	(52,444)
TOTAL STOCKHOLDERS’ DEFICIT	(168,684)	(16,715
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to the financial statements

ZHRH Corporation

formerly known as

Ketdarina Corp.

Statements of Operations and Comprehensive Income

(Stated in U.S. Dollars)

	For the Years ended
	June 30,	June 30,
	2021	2020
Operating expenses
Consulting fees	95,001	—
Audit and Accounting fees	44,000	—
Legal fees	34,304	1,099
Registration fees	7,238	—
Transfer agent fees	—	5,179
General and administrative expenses	218	—
Total operating expenses	180,761	6,278

Income (loss) from operation	(180,761)	(6,278)

Other income (expenses)
Gain from discontinued operations	10,437	—
Total other income (expenses)	10,437	—

Loss before tax	(170,324)	(6,278)
Income tax	—	—
Net loss	$(170,324)	$(6,278)

Loss per share
Basic
Continuing operations	—	—
Discontinued operations	—	—
	$—	$—

Weighted average shares outstanding
Basic	19,358,630	3,740,000

See accompanying notes to the financial statements

ZHRH Corporation

formerly known as

Ketdarina Corp

Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Years Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(170,324)	(6,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain from discontinued operations	(10,437)	—
Changes in assets and liabilities
Increase/(decrease) in accruals and other payables	59,565	1,099
Increase/(decrease) in related party payables	121,196	5,179
Net cash used in operating activities from continuing operations	—	—
Net cash (used in) from operating activities from discontinued operations	—	—
Net cash used in operating activities	—	—

Net increase in cash and cash equivalents	—	—
Effect of foreign currency translation on cash and cash equivalents	—	—
Cash and cash equivalents–beginning of period	—	—
Cash and cash equivalents–end of period	—	—
Less cash and cash equivalents of discontinued operations–end of period	$—	—
Cash and cash equivalents of continuing operations–end of period	$—	—

Supplementary cash flow information:
Interest paid	$—	—
Income taxes paid	$—	—

Non-Cash Financing and Investing Activities:
Issuance of common stock as settlement of related debt	(18,355)	—

See accompanying notes to the financial statements

ZHRH Corporation

formerly known as

Ketdarina Corp

Statements of Stockholders’ Equity (Deficit)

(Stated in U.S. Dollars)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Number of Shares	Par Value	Capital	Deficit	Deficit
Balance - June 30, 2019	3,740,000	$3,740	$31,989	$(46,166)	$(10,437)
Net loss	—	—	—	(6,278)	(6,278)
Balance - June 30, 2020	3,740,000	$3,740	$31,989	$(52,444)	$(16,715)
Shares issued to related party	71,260,000	71,260	(52,905)	—	18,355
Net income	—	—	—	(170,324)	(170,324)
Balance - June 30, 2021	75,000,000	$75,000	$(20,916)	$(222,768)	$(168,684)

See accompanying notes to the financial statements

ZHRH Corporation

formerly known as

Ketdarina Corp

Notes to Financial Statements

For the years ended June 30, 2021 and 2020

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

Since the change of control in 2014, although engaging in ongoing discussions at that time, WHM and its designees did not enter into any agreements or understandings by which the Company would acquire any assets or a business.

On December 16, 2020, as a result of a receivership in Clark County, Nevada, Case Number: A-20-816621-B, Custodian Ventures LLC (the “Custodian”) was appointed receiver of Ketdarina Corp. (the “Company”). On that same date, the Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. On May 10, 2021, the Court entered an Order terminating the receivership.

On April 6, 2021, the Custodian entered into a Common Stock Purchase Agreement (the “SPA”) pursuant to which the Custodian agreed to sell to Calgary Thunder Bay Limited (the “Purchaser”), the 71,260,000 shares of common stock of the Company (the “Shares”) owned by the Custodian, constituting approximately 95.0% of the Company’s 75,000,000 issued and outstanding common shares, for $250,000. The sale was consummated on April 13, 2021. As a result of the sale, there was a change of control of the Company. There is no family relationship or other relationship between the Custodian and the Purchaser, or any of the Purchaser’s affiliates.

On that same date, Mr. David Lazar, who was the Company’s sole officer and director, submitted his resignation from all management positions and appointed Brett Lovegrove as the sole director and officer of the Company. As a result thereof, Mr. Lovegrove became the sole director and officer of the Registrant.

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

Note 2- Going Concern

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

Note 4 – Related Party Transactions

On December 16, 2020, as a result of a receivership in Clark County, Nevada, Case Number: A-20-816621-B, Custodian Ventures LLC (the “Custodian”) was appointed receiver of Ketdarina Corp. (the “Company”). On that same date, the Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. On May 10, 2021 the Court entered an Order terminating the receivership.

During the fiscal year July 01, 2020 thru April 06, 2021, David Lazar, paid $26,195 of expenses related transfer agent, state registration fees and legal fees on behalf of the Company. On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to the Custodian in the amount of $18,355. As of June 30, 2021, nothing remains outstanding to the Custodian. Calgary Thunder Bay Limited which owns 95.01% of the Company’s issued and outstanding common stock, paid $102,219 of expenses on behalf of the Company related to accounting, audit and legal expenses. As of June 30, 2021, a total of $102,219 remains outstanding to Calgary Thunder Bay Limited. This amount is non-interest bearing and has no date of maturity.

Note 5 – Common stock

On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to the Custodian, LLC in the amount of $18,355.

As of June 30, 2021, 75,000,000 shares of common stock with a par value of $0.001 remain issued and outstanding.

Note 6 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The cumulative deferred tax asset for the years June 30, 2021 and 2020 is $170,324 and $6,278, respectively, which is calculated by multiplying the estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended June 30,	2021	2020
Book loss for the year	$(170,324)	$(6,278)

Temporary difference:
Accrued expenses	59,565	—

Tax loss for the year	(110,759)	(6,278)

Estimated effective tax rate	21%	21%
Deferred tax asset	$23,259	$1,318

Details of valuation allowance for the last two years are as follows:

For the period ended June 30,	2021	2020
Balances at the beginning of the year	$1,318	$—
Additions	23,259	1,318
Deductions		—
Balance at the end of the Year	$24,577	$1,318

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended June 30, 2021 and 2020 would affect the effective income tax rate. There were no unrecognized income tax benefits as of June 30, 2021 and 2020.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company did not recognize any expenses any interest and penalties as of June 30, 2021 and 2020, respectively.

Note 7 – Discontinued operations

On November 19, 2014, the previous principal shareholders: (a) sold their shares to Western Highlands Minerals, Ltd., a Vietnamese corporation “WHM”) and/or Mr. Phap Bui as representative; (b) resigned as management and appointed WHM’s designees as new management, (c) took over the inactive bedding business from the previous principal shareholders, and (d) cancelled all previous debt which was owed to them.

Since that change of control, although engaging in ongoing discussions, WHM and its designees did not enter into any agreements or understandings by which the Company would acquire any assets or a business.

The major classes of assets and liabilities of the Company at June 30, 2021 are as follows:

	June 30,	June 30,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$—	$—

Total current assets	—	—
Non-current assets
Equipment, net	—	—
Assets of discontinued operations	$—	$—

LIABILITIES
Current liabilities
Accrued expenses	$—	$2,510
Loan from director	—	7,927
Total current liabilities	—	10,437
Liabilities of discontinued operations	—	10,437

Net (liabilities) assets of discontinued operations	$—	$(10,437)

Note 8 – Subsequent Events

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there was only one material subsequent event.

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on December 16, 2013).
3.2*	Certificate of Amendment to Articles of Incorporation of the Company.
3.3*	Bylaws of the Company.
21.1*	Subsidiaries of the registrant.
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
99.1*	Notice of Entry of Order in The State of Nevada, dated December 11, 2020.
99.2*	Notice of Entry of Order in the State of Nevada, dated May 10, 2021.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

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