Form 10-Q
period 2021-09-30
ZHRH Corp
filed 2021-11-19
CIK 1594114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-192874

ZHRH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	99-0369270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty St. Suite 880 Reno, NV	89501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 775-322-0626

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the registrant’s common stock as of November 19, 2021, was 75,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled ” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to ZHRH CORPORATION, a Nevada corporation and its subsidiaries, unless the context requires otherwise.

Item 1. Financial Statements.

ZHRH Corp

formerly known as

Ketdarina Corp.

Balance Sheets

(Stated in U.S. Dollars)

	September 30,	June 30,
	2021	2021
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities and other current liabilities	$161,767	$60,664
Related parties loan payable	193,535	108,020
Current liabilities of discontinued operations	—	—
Total current liabilities	355,301	168,684
TOTAL LIABILITIES	355,301	168,684

COMMITMENTS & CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 75,000,000 shares authorized, 75,000,000 and 3,740,000 shares issued and outstanding, respectively	75,000	75,000
Additional paid-in capital	(15,115)	(20,916)
Accumulated deficit	(415,186)	(222,768)
TOTAL STOCKHOLDERS’ DEFICIT	(355,301)	(168,684)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp.

Statements of Operations and Comprehensive Income

(Stated in U.S. Dollars)

	For the Three Months Ended
	September 30,	September 30,
	2021	2020

Operating expenses
Consulting fees	44,141	—
Audit and Accounting fees	51,100	2,500
Legal fees	97,177	—
General and administrative expenses	—	—
Total operating expenses	192,418	2,500

Income (loss) from operation	(192,418)	(2,500)

Other income (expenses)
Gain from discontinued operations	—	—
Total other income (expenses)	—	—
	—

Loss before tax	(192,418)	(2,500)
Income tax	—	—
Net loss	$(192,418)	$(2,500)

Loss per share
Basic
Continuing operations	—	—
Discontinued operations	—	—
	$—	$—

Weighted average shares outstanding
Basic	75,000,000	3,740,000

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp

Statements of Cash Flows

(Stated in U.S. Dollars)

For the Years Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(192,418)	(2,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain from discontinued operations	—	—
Changes in assets and liabilities
Increase/(decrease) in accruals and other payables	101,102	—
Increase/(decrease) in related party payables	91,315	2,500
Net cash used in operating activities from continuing operations	—	—
Net cash (used in) from operating activities from discontinued operations	—	—
Net cash used in operating activities	—	—

Net increase in cash and cash equivalents	—	—
Effect of foreign currency translation on cash and cash equivalents	—	—
Cash and cash equivalents–beginning of period	—	—
Cash and cash equivalents–end of period	—	—
Less cash and cash equivalents of discontinued operations–end of period	$—	—
Cash and cash equivalents of continuing operations–end of period	$—	—

Supplementary cash flow information:
Interest paid	$—	—
Income taxes paid	$—	—

Non-Cash Financing and Investing Activities:
Forgiveness of related party debt	(5,801)	—
	—	—

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp

Statements of Stockholders’ Equity (Deficit)

(Stated in U.S. Dollars)

For the three months ended September 30, 2021

	Common Stock				Total
	Number of Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - June 30, 2021	75,000,000	$75,000	$(20,916)	$(222,768)	$(168,684)
Forgiveness of related party debt	—	—	5,801	—	5,801
Net loss	—	—	—	(192,418)	(192,418)
Balance -September 30, 2021	75,000,000	$75,000	$(15,115)	$(415,186)	$(355,301)

For the three months ended September 30, 2020

	Common Stock				Total
	Number of Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - June 30, 2020	3,740,000	$3,740	$31,989	$(52,444)	$(16,715)
Net loss	—	—	—	(2,500)	(2,500)
Balance -September 30, 2020	3,740,000	$3,740	$31,989	$(54,944)	$(19,215)

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp

Notes to Financial Statements

For the three months ended September 30, 2021 and June 30, 2021

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

On April 6, 2021, Custodian Ventures LLC (the “Seller”), entered into a Common Stock Purchase Agreement (the “SPA”) pursuant to which the Seller agreed to sell to Calgary Thunder Bay Limited (the “Purchaser”), the 71,260,000 shares of common stock of the Registrant (the “Shares”) owned by the Seller, constituting approximately 95.0% of the Registrant’s 75,000,000 issued and outstanding common shares, for $250,000. The sale was consummated on April 13, 2021. As a result of the sale, there was a change of control of the Registrant. There is no family relationship or other relationship between the Seller and the Purchaser, or any of the Purchaser’s affiliates.

On that same date, Mr. David Lazar, who was the Registrant’s sole officer and director, submitted his resignation from all management positions and appointed Brett Lovegrove (the “Designee”) as the sole director and officer of the Registrant. As a result thereof, the Designee is now the sole director and officer of the Registrant.

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

During the fiscal year July 01, 2020 through April 06, 2021, David Lazar, paid $26,195 of expenses related transfer agent, state registration fees and legal fees on behalf of the company. On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to Custodian Ventures, LLC in the amount of $18,355. On April 12, 2021, Custodian Ventures forgave all amounts owing to them by the Company in the amount of $5,801. As of September 30, 2021 and June 30, 2021, a total of $0 and $5,179, remains outstanding to Custodian Ventures, LLC, respectively.

During the three months ended September 30, 2021, Calgary Thunder Bay paid $91,316 of expenses related to accounting, audit and consulting fees. As September 30, 2021, a total of $193,535 remains outstanding to Calgary Thunder Bay Limited.

Note 5 – Common stock

On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to Custodian Ventures, LLC in the amount of $18,355.

As of September 30, 2021, 75,000,000 shares of common stock with a par value of $0.001 remain outstanding.

Note 6 – Additional paid in capital

On April 12, 2021, Custodian Ventures forgave all amounts owing to them by the Company in the amount of $5,801. This is recorded in additional paid in capital.

Note 7 – Subsequent Events

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there was only one material subsequent event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended September 30, 2021 and 2020, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Recent Developments

On October 4, 2021, the Board of Directors of the Company increased the size of the Board by two persons and appointed each James Purnell Bond and Aymar de Lencquesaing as directors of the Company effective as of October 4, 2021.  On October 4, 2021, the Board of the Company adopted Amended and Restated Bylaws.

On October 25, 2021, we entered into an amendment with Blue Oak Advisory Limited (“Blue Oak”) and Zhonguan Ruiheng Environmental Technology Company Limited (“ZHRH China”) (the “Amendment”), which was an amendment to an original agreement between ZHRH China and Blue Oak dated January 6, 2021, (the “Original Agreement”). The Company was not a party to the Original Agreement between ZHRH China and Blue Oak. The Amendment is effective as of October 25, 2021, and sets forth that Mr. Jean-Michel Doublet is to be appointed as the Company’s Chief Executive Officer and Mr. Lionel Therond is to be appointed as the Company’s Chief Financial Officer. The Amendment was entered into with the intent to set forth renumeration to be received by Mr. Jean-Michel Doublet and Mr. Lionel Therond in connection with any proposed business combination in which the Company acquires ZHRH China. The Company has not entered into any agreements, letters of intent or any other oral or written agreements in connection with any proposed business combination in which the Company acquires ZHRH China, other than the Amendment. There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with any proposed business combination in which the Company acquires ZHRH China, or that any such business combination can occur at all (the “Proposed Business Combination”).

Pursuant to the Amendment, each Mr. Jean-Michel Doublet and Mr. Lionel Therond are to provide 25% of their working hours each week to their duties to the Company in exchange for the following: (i) Blue Oak is to receive an increased success fee under the Original Agreement upon consummation of the Proposed Business Combination, (ii) Mr. Jean-Michel Doublet and Mr. Lionel Therond are each to receive 0.5% of the Company’s common stock on a fully diluted basis upon the occurrence of the Proposed Business Combination to vest 50% upon completion of the Proposed Business Combination and 50% 6 months thereafter and (iii) Mr. Jean-Michel Doublet and Mr. Lionel Therond are each to receive additional shares constituting 1.5% of the Company’s then fully diluted common stock to vest upon the Company’s uplisting to the OTCQB or Nasdaq.

On October 25, 2021, Mr. Brett Lovegrove, who has served as the sole director and officer of the Company since April 13, 2021, resigned from all officer positions with the Company effective on the same date.

On October 25, 2021, the Board of Directors of the Company took the following actions: (i) appointed Mr. Jean-Michel Doublet as the Company’s Chief Executive Officer, (ii) appointed Mr. Lionel Therond as the Company’s Chief Financial Officer and (iii) appointed Mr. Brett Lovegrove as the Chairman of the Board, all effective on the same date.

Mr. Doublet is a beneficial owner of 60% of Blue Oak and is the Chief Executive Officer of Blue Oak. Mr. Lionel Therond is a beneficial owner of 40% of Blue Oak and is a director at Blue Oak.

Blue Oak is set to receive remuneration from the Company in connection with the Proposed Business Combination pursuant to the Original Agreement.

Results of Operations

Results of Operations for the three month period ended September 30, 2021 and for the three month period ended September 30, 2020

For the three months period ended September 30, 2021 we generated $0 in revenues.

For the three months period ended September 30, 2021 we had $192,418 of operating expenses consisting of $97,177 of legal fees, $51,100 of accounting and audit fees and $44,141 of consulting fees compared to $2,500 of legal fees during the period the three months ended September 30, 2020. The increase is attributable to legal and accounting fees incurred in order to take the Company out of its prior receivership and for the preparation of financials and SEC reports.

At the present time, we have not made any arrangements to raise additional cash. If we are unable to raise additional cash, we will either have to suspend operations until we do raise the cash or cease operations entirely.

Going Concern

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2021, the Company had a retained deficit of $415,186 and no working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2021, and June 30, 2021 we had no cash on hand.

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

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended September 30, 2021. As of September 30, 2021, the Company had a retained earnings deficit of $415,186, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party, or to which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on September 21, 2021).
3.2	Certificate of Amendment to Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on September 21, 2021).
3.3	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2021).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHRH CORPORATION

Dated: November 19, 2021	By:	/s/ Jean-Michel Doublet
Jean-Michel Doublet
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lionel Therond	Chief Financial Officer	November 19, 2021
Lionel Therond	(principal financial and accounting officer)