Form 10-Q
period 2021-12-31
ZHRH Corp
filed 2022-02-22
CIK 1594114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒    No ☐

The number of shares outstanding of the registrant’s common stock as of February 22, 2022 was 75,000,000 shares.

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

Item 1. Financial Statements.

ZHRH Corp

F/K/A Ketdarina Corp.

Balance Sheets

(Stated in U.S. Dollars)

	December 31,	June 30,
	2021	2021
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities and other current liabilities	$175,281	$60,664
Related parties loan payable	230,855	108,020
Current liabilities of discontinued operations	—	—
Total current liabilities	406,136	168,684
TOTAL LIABILITIES	406,136	168,684

COMMITMENTS & CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 75,000,000 shares authorized, 75,000,000 shares issued and outstanding at December 31, 2021 and June 30, 2021	75,000	75,000
Additional paid-in capital	(15,115)	(20,916)
Accumulated deficit	(466,021)	(222,768)
TOTAL STOCKHOLDERS’ DEFICIT	(406,136)	(168,684)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to the financial statements

ZHRH Corp

F/K/A Ketdarina Corp.

Statements of Operations and Comprehensive Income

(Stated in U.S. Dollars)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2021	2020	2021	2020
Operating expenses
Legal fees	40,635	2,500	127,412	5,000
Audit and accounting fees	10,400	—	61,500	—
Consulting fees	—	10,715	44,141	10,715
General and administrative expense	—	6,173	10,199	6,173
Total operating expense	50,834	19,388	243,252	21,888

Loss from operations	(50,834)	(19,388)	(243,252)	(21,888)

Net income	$(50,834)	$(19,388)	$(243,252)	$(21,888)
Net income per common share – basic and diluted	$—	$(0.01)	$—	$(0.01)
Weighted average common shares outstanding – basic and diluted	75,000,000	3,740,000	75,000,000	3,740,000

See accompanying notes to the financial statements

ZHRH Corp

F/K/A Ketdarina Corp.

Statements of Cash Flows

(Stated in U.S. Dollars)

For the Six Months Ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(243,252)	(21,888)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain from discontinued operations	—	—
Changes in assets and liabilities
Increase in accruals and other payables	114,617	5,000
Increase in related party payables	128,635	16,888
Net cash used in operating activities from continuing operations	—	—
Net cash (used in) from operating activities from discontinued operations	—	—
Net cash used in operating activities	—	—

Net increase in cash and cash equivalents	—	—
Effect of foreign currency translation on cash and cash equivalents	—	—
Cash and cash equivalents–beginning of period	—	—
Cash and cash equivalents–end of period	—	—
Less cash and cash equivalents of discontinued operations–end of period	$—	—
Cash and cash equivalents of continuing operations–end of period	$—	—

Supplementary cash flow information:
Interest paid	$—	—
Income taxes paid	$—	—

Non-Cash Financing and Investing Activities:
Forgiveness of related party debt	(5,801)	—

See accompanying notes to the financial statements

ZHRH Corp

F/K/A Ketdarina Corp.

Statements of Stockholders’ Equity (Deficit)

(Stated in U.S. Dollars)

For the six months ended December 31, 2021
					Total
	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Number of Shares	Par Value	Capital	Deficit	Deficit
Balance - June 30, 2021	75,000,000	$75,000	$-20,916	$-222,768	$-168,684
					—
Forgiveness of related party debt			5,801		5,801
Net loss	—	—		-192,418	-192,418
Balance - September 30, 2021	75,000,000	$75,000	$-15,115	$-415,186	$-355,301

Net loss	—	—	—	-50,834	-50,834
Balance - December 31, 2021	75,000,000	$75,000	$-15,115	$-466,021	$-406,136

For the six months ended December 31, 2020
					Total
	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Number of Shares	Par Value	Capital	Deficit	Deficit
Balance - June 30, 2020	3,740,000	$3,740	$31,989	$-52,444	$-16,715
					—
Net loss	—	—	—	-2,500	-2,500
Balance - September 30, 2020	3,740,000	$3,740	$31,989	$-54,944	$-19,215

Net loss	—	—	—	-19,388	-19,388
Balance - December 31, 2020	3,740,000	$3,740	$31,989	$-74,332	$-38,603

See accompanying notes to the financial statements

ZHRH Corp

F/K/A Ketdarina Corp.

Notes to Financial Statements

For the six months ended December 31, 2021 and June 30, 2021

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

On May 7, 2021, by consent of the Company’s sole director and Calgary Thunder Bay Limited, as majority shareholder, the Company amended its corporate name to ZHRH Corporation and the name change became effective on July 16, 2021.

On July 16, 2021, the Company changed its trading symbol from KTDR to ZHEC.

On October 4, 2021, the Board of Directors of the Company increased the size of the Board by two persons and appointed each James Purnell Bond and Aymar de Lencquesaing as directors of the Company effective as of October 4, 2021.  On October 4, 2021, the Board of the Company adopted Amended and Restated Bylaws.

ZHRH Corp

F/K/A Ketdarina Corp.

Notes to Financial Statements

For the six months ended December 31, 2021 and June 30, 2021

Note 1 – Organization and basis of accounting (continued)

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

ZHRH Corp

F/K/A Ketdarina Corp.

Notes to Financial Statements

For the six months ended December 31, 2021 and June 30, 2021

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

ZHRH Corp

F/K/A Ketdarina Corp.

Notes to Financial Statements

For the six months ended December 31, 2021 and June 30, 2021

Note 3 – Summary of significant accounting policies (continued)

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

Recent Accounting Pronouncements

On December 18, 2019, the FASB issued ASU 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The ASU’s amendments are based on changes that were suggested by stakeholders as part of the FASB’s simplification initiative (i.e., the Board’s effort to reduce the complexity of accounting standards while maintaining or enhancing the helpfulness of information provided to financial statement users. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company believes this will have an impact on its consolidated financial statements and has therefore implemented this ASU.

On January 16, 2020, the FASB issued ASU 2020-01 in response to an EITF consensus. The ASU makes improvements related to the following two topics: (a) Accounting for certain equity securities when the equity method of accounting is applied or discontinued — The ASU clarifies that “an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.” (b) Scope considerations related to forward contracts and purchased options on certain securities — The ASU clarifies that “for the purpose of applying paragraph 815-10- 15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825.” This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe that this ASU will have an impact of this on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

ZHRH Corp

F/K/A Ketdarina Corp.

Notes to Financial Statements

For the six months ended December 31, 2021 and June 30, 2021

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

During the six months ended December 31, 2021, Calgary Thunder Bay paid $128,635 of expenses related to accounting, audit, legal and consulting fees. As December 31, 2021, a total of $230,855 remains outstanding to Calgary Thunder Bay Limited.

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

ZHRH Corp

F/K/A Ketdarina Corp.

Notes to Financial Statements

For the six months ended December 31, 2021 and June 30, 2021

Note 5 – Common stock

On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to Custodian Ventures, LLC in the amount of $18,355.

As of December 31, 2021, 75,000,000 shares of common stock with a par value of $0.001 remain outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended December 31, 2021 and 2020, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Results of Operations

Results of Operations for the three months period ended December 31, 2021 and for the three months period ended December 31, 2020

For the three months period ended December 31, 2021 we generated $0 in revenues.

For the three months period ended December 31, 2021 we had $50,834 of operating expenses consisting of $30,235 of legal fees and $10,400 of accounting and audit fees, and $10,199 of general and administrative expense compared to $19,388 of consulting, legal and registration fees during the period the three months ended December 31, 2020. The increase is attributable to legal and accounting fees incurred in order to take the Company out of its prior receivership and for the preparation of financials and SEC reports.

Results of Operations for the six months period ended December 31, 2021 and for the six months period ended December 31, 2020

For the six months period ended December 31, 2021 we generated $0 in revenues.

For the six months period ended December 31, 2021 we had $233,053 of operating expenses consisting of $127,412 of legal fees, $61,500 of accounting and audit fees and $44,141 of consulting fees, and $10,199 of general administrative expense compared to $21,888 of legal, consulting and registration fees during the period the six months ended December 31, 2020. The increase is attributable to legal and accounting fees incurred in order to take the Company out of its prior receivership and for the preparation of financials and SEC reports.

At the present time, we have not made any arrangements to raise additional cash. If we are unable to raise additional cash, we will either have to suspend operations until we do raise the cash or cease operations entirely.

Going Concern

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2021, the Company had a retained deficit of $415,186 and no working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2021, and June 30, 2021 we had no cash on hand.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or Our significant accounting policies are fully described in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended December 31, 2021. As of December 31, 2021, the Company had a retained earnings deficit of $466,021, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

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

Other than the foregoing, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on September 21, 2021).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on September 21, 2021).

3.3	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2021).

10.1	ZHRH- Blue Oak Advisory Second Agreement dated October 24, 2021. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2021).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHRH CORPORATION

Dated: February 22, 2022	By:	/s/ Jean-Michel Doublet
Jean-Michel Doublet
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lionel Therond	Chief Financial Officer	February 22, 2022
Lionel Therond	(principal financial and accounting officer)