Form 10-Q
period 2022-03-31
ZHRH Corp
filed 2022-05-18
CIK 1594114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of May 18, 2022 was 75,000,000 shares.

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

Item 1. Financial Statements.

ZHRH Corp

formerly known as

Ketdarina Corp.

Balance Sheets

(Stated in U.S. Dollars)

	March 31,	June 30,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$10,349	$—
Total current assets	$10,349	—

TOTAL ASSETS	$10,349	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities and other current liabilities	$123,866	$60,664
Related parties loan payable	228,382	108,020
Convertible note, net of discount	149,355	—
Common stock payable	100,000	—
Total current liabilities	601,604	168,684
TOTAL LIABILITIES	601,604	168,684

COMMITMENTS & CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 75,000,000 shares authorized, 75,000,000 shares issued and outstanding at March 31, 2022 and June 30, 2021	75,000	75,000
Additional paid-in capital	(15,115)	(20,916)
Accumulated deficit	(651,140)	(222,768)
TOTAL STOCKHOLDERS’ DEFICIT	(591,255)	(168,684)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,349	$—

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp.

Statements of Operations and Comprehensive Income

(Stated in U.S. Dollars)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
Operating expenses
Legal fees	9,681	18,000	137,093	23,000
Audit and accounting fees	52,000	—	111,000	—
Consulting fees	101,069	40,003	145,209	50,717
General and administrative expense	1,402	—	11,601	6,173
Total operating expense	164,152	58,003	404,903	79,890

Loss from operations	(164,152)	(58,003)	(404,903)	(79,890)

Other income (expense)
Interest expense	(4,113)	—	(4,113)	—
Amortization of debt discount	(19,355)	—	(19,355)	—
Total other income (expense)	(23,468)	—	(23,468)	—

Net income	$(187,620)	$(58,003)	$(428,371)	$(79,890)
Net income per common share – basic and diluted	$—	$(0.02)	$(0.01)	$(0.02)
Weighted average common shares outstanding – basic and diluted	75,000,000	3,740,000	75,000,000	3,740,000

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp

Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Nine Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(428,371)	(79,890)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of debt discount	19,355	—
Changes in assets and liabilities
Increase in accruals and other payables	62,202	7,000
Increase in related party payables	126,163	54,535
Net cash used in operating activities	(219,651)	(18,355)

Proceeds from Convertible note	230,000	—
Payments on related party debt	—	18,355
Net cash used in financing activities	230,000	18,355

Net increase in cash and cash equivalents	10,349	—
Effect of foreign currency translation on cash and cash equivalents	—	—
Cash and cash equivalents–beginning of period	—	—
Cash and cash equivalents–end of period	10,349	—

Supplementary cash flow information:
Interest paid	$—	—
Income taxes paid	$—	—

Non-Cash Financing and Investing Activities:
Forgiveness of related party debt	(5,801)	—
Payment on related party debt	—	18,355
Common stock issuable in conjunction with Convertible Note	100,000	—

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp

Statements of Stockholders’ Equity (Deficit)

(Stated in U.S. Dollars)

For the nine months ended March 31, 2022

					Total
	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Number of Shares	Par Value	Capital	Deficit	Deficit

Balance - June 30, 2021	$75,000,000	$75,000	$-20,916	$-222,768	$-168,684

Forgiveness of related party debt	—	—	5,801	—	5,801
Net loss	—	—	—	-199,918	-199,918
Balance - September 30, 2021	$75,000,000	$75,000	$-15,115	$-422,686	$-362,801

Net loss	—	—	—	-40,834	-40,834
Balance - December 31, 2021	$75,000,000	$75,000	$-15,115	$-463,520	$-403,635

Net loss	—	—	—	-187,620	-187,620
Balance - March 31, 2022	75,000,000	$75,000	$-15,115	$-651,140	$-591,255

For the Nine months ended March 31, 2021

					Total
	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Number of Shares	Par Value	Capital	Deficit	Deficit

Balance - June 30, 2020	$3,740,000	$3,740	$31,989	$-52,444	$-16,715

Net loss	—	—	—	-2,500	-2,500
Balance - September 30, 2020	$3,740,000	$3,740	$31,989	$-54,944	$-19,215

Net loss	—	—	—	-19,388	-19,388
Balance - December 31, 2020	$3,740,000	$3,740	$31,989	$-74,332	$-38,603

Shares issued to related party	71,260,000	71,260	-52,905	—	18,355
Net loss	—	—	—	-58,003	-58,003
Balance - March 31, 2021	$75,000,000	$75,000	$-20,916	$-132,335	$-78,251

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp

Notes to Financial Statements

For the nine months ended March 31, 2022 and June 30, 2021

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

In August 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU No. 2020-06 simplifies the accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock will be reported as a single equity instrument, with no separate accounting for embedded conversion features. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU No. 2020-06 simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU No. 2020-06 is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU No. 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2020. An entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact of this accounting pronouncement on its financial statements.

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

During the fiscal year July 01, 2020 thru April 06, 2021, David Lazar, paid $26,195 of expenses related transfer agent, state registration fees and legal fees on behalf of the company. On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to Custodian Ventures, LLC in the amount of $18,355. On April 12, 2021, Custodian Ventures forgave all amounts owing to them by the Company in the amount of $5,801. As of March 31, 2022 and June 30, 2021, a total of $0 and $5,179, remains outstanding to Custodian Ventures, LLC, respectively.

During the nine months ended March 31, 2022, Calgary Thunder Bay paid $126,163 of expenses related to accounting, audit, legal and consulting fees. As March 31, 2022, a total of $228,382 remains outstanding to Calgary Thunder Bay Limited.

Note 5 – Convertible notes

On January 24, 2022, the Company received $200,000 in exchange for a January 24, 2021 promissory convertible note in the amount of $200,000 from an unrelated third party. The note matures on December 31, 2022 after the issuance date and bears a 10% interest rate. The note is convertible at any time based on the indebtedness of such conversion divided by the value per share of common stock as determined based on a company valuation of $30,000,000. The will be at a current fixed price of $0.40 Due to these provisions, this convertible notes not qualify for derivative accounting under ASC 815-15, Derivatives and Hedging. In addition, this convertible note was issued pursuant to a share purchase agreement between the Company and the note holder. The Company shall issue and sell to Buyer a number of shares of Common Stock equal to (i) $200,000 (the “Shares Purchase Price”) divided by (ii) the value per share of Common Stock as determined based on a valuation of the Company of $30,000,000 and the number of issued and outstanding shares of Common Stock as of the Shares Closing (the “Shares”). By way of example and not limitation, in the event that as of the Shares Closing, there are 75,000,000 shares of Common Stock issued and outstanding, Buyer will acquire 500,000 shares of Common Stock ($200,000 divided by $0.40), at a purchase price of $0.40 per share of Common Stock.

On March 07, 2022, the Company received $30,000 in exchange for a promissory convertible note in the amount of $30,000 from an unrelated third party. The note matures on December 31, 2022 after the issuance date and bears a 10% interest rate. The note is convertible at any time based on the indebtedness of such conversion divided by the value per share of common stock as determined based on a company valuation of $30,000,000. The will be at a current fixed price of $0.40 Due to these provisions, this convertible notes not qualify for derivative accounting under ASC 815-15, Derivatives and Hedging.

A summary of value changes to the notes for the nine months ended March 31, 2022 is as follows:

Carrying value of Convertible Notes at July 01, 2021	$—
New principal	230,000
Total principal	230,000
Less: conversion of principal	—
Less: discount related to fair value of the beneficial conversion feature	100,000
Less: discount related to original issue discount	—
Less: deferred financing fees	—
Add: amortization of discount and deferred financing fees	19,355
Carrying value of Convertible Notes at March 31, 2022	$149,355

As of March 31, 2022, the was a total unamortized discount remaining in the amount of $80,645 with a remaining life of 275 days or 9 months.

Note 6 – Common stock

On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to Custodian Ventures, LLC in the amount of $18,355.

As of December 31, 2021, 75,000,000 shares of common stock with a par value of $0.001 remain outstanding.

Note 7 – Additional paid in capital

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended March 31, 2022 and 2021, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report. Operating results for the nine months ended March 31, 2021, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Recent Developments

Note Purchase Agreement dated March 7, 2022 and Related Agreements

On March 7, 2022, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with James Purnell Bond, a member of the Company’s Board of Directors. Pursuant to the Note Purchase Agreement, the Company agreed to sell and issue to Mr. Bond, a convertible promissory note in the principal amount of $30,000 (the “Note”). The Note was issued to Mr. Bond on March 7, 2022. The Note carries an interest rate of 10% per annum and matures on December 31, 2022 (the “Maturity Date”). The Note converts automatically on the first business day following the completion of a transaction between the Company and Zhonghuan Ruiheng Environmental Technology Co., Ltd. (“ZHRH China”) pursuant to which the Company shall obtain a controlling interest in ZHRH China, shall have been completed and the Company shall have obtained such controlling interest, as determined by the Company (the “ZHRH Transaction”), into a number of unregistered and restricted fully paid and nonassessable shares of shares of the Company’s common stock equal to (i) the indebtedness under the Note as of such conversion date divided by (ii) the value per share of common stock as determined based on a valuation of the Company of $30,000,000 and the number of issued and outstanding shares of common stock as of such conversion date (the “Conversion Shares”). In the event that the ZHRH Transaction is not completed prior to the Maturity Date, none of the indebtedness under the Note will convert or be convertible into shares of the Company’s common stock and instead the indebtedness under the Note will come due and payable in full. There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with the ZHRH Transaction, or that the ZHRH Transaction can occur at all. In connection with the Note Purchase Agreement and the Note, on March 7, 2022, the Company entered into an Escrow Agreement (the “Escrow Agreement”) with Mr. Bond, and Anthony L.G., PLLC as the escrow agent (the “Escrow Agent”). Pursuant to the Escrow Agreement, Mr. Bond agreed to deliver the purchase price for the Note to the escrow account to be held by the Escrow Agent, until such time as the Escrow Agent receives an Escrow Release Notice signed by the Company and Mr. Bond instructing the release of the escrowed funds to the Company. The Escrow Agent’s fee under the Escrow Agreement is $2,500 to be paid by the Company.

Securities Purchase Agreement dated January 24, 2022 and Related Agreements

On January 24, 2022, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Badon Partners SAS and Calgary Thunder Bay Limited. Calgary Thunder Bay Limited is the Company’s majority shareholder, holding 71,260,000 shares of the Company’s common stock at this time which constitutes 95.01% of the Company’s issued and outstanding common stock. Xuejiao Fang is the 100% owner of Calgary Thunder Bay Limited and has the power to vote and dispose of the shares held by Calgary Thunder Bay Limited. Badon Partners SAS is 100% owned and controlled by Aymar de Lencquesaing a member of the Company’s Board of Directors. Pursuant to the Securities Purchase Agreement, the Company agreed to sell and issue Badon Partners SAS a convertible promissory note in the principal amount of $200,000 (the “Note”) and to sell and issue to Badon Partners SAS and a number of shares of the Company’s common stock equal to (i) $200,000 (the “Shares Purchase Price”) divided by (ii) the value per share of common stock as determined based on a valuation of the Company of $30,000,000 and the number of issued and outstanding shares of common stock as of the “Shares Closing,” as such term is defined in the Securities Purchase Agreement (the “Shares”). The term “Share Closing” is defined in the Securities Purchase Agreement as the first business day after the completion of the ZHRH Transaction. There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with the ZHRH Transaction, or that the ZHRH Transaction can occur at all. Pursuant to the Securities Purchase Agreement, Calgary Thunder Bay Limited agreed that in the event that the ZHRH Transaction does not occur, and the Note becomes due and payable, Calgary Thunder Bay Limited will transfer 50% of the shares it holds in the Company to Badon Partners SAS in full satisfaction of the indebtedness under the Note. Calgary Thunder Bay Limited also agreed in the Securities Purchase Agreement to not directly or indirectly sell or offer to sell the shares of the Company’s common stock held by Calgary Thunder Bay Limited until the earlier of, full repayment of the Note by the Company or full conversion of the Note. The Note was issued to Badon Partners SAS on January 24, 2022. The Note carries an interest rate of 10% per annum and matures on December 31, 2022 (the “Maturity Date”). The Note converts automatically on the first business day following the completion of the ZHRH Transaction, into a number of unregistered and restricted fully paid and nonassessable shares of shares of the Company’s common stock equal to (i) the indebtedness under the Note as of such conversion date divided by (ii) the value per share of common stock as determined based on a valuation of the Company of $30,000,000 and the number of issued and outstanding shares of common stock as of such date conversion date (the “Conversion Shares”). In the event that the ZHRH Transaction is not completed prior to the Maturity Date, none of the indebtedness under the Note will convert or be convertible into shares of the Company’s common stock and Calgary Thunder Bay Limited will transfer to Badon Partners SAS 50% of the shares of the Company’s common stock held by Calgary Thunder Bay limited in accordance with the terms of the Note and the terms of the Securities Purchase Agreement. In connection with the Securities Purchase Agreement and the Note, on January 24, 2022, the Company entered into an Escrow Agreement (the “Escrow Agreement”) with Badon Partners SAS and Anthony L.G., PLLC as the escrow agent (the “Escrow Agent”). Pursuant to the Escrow Agreement, Badon Partners SAS agreed to deliver the purchase price for the Note to the escrow account to be held by the Escrow Agent, until such time as the Escrow Agent receives an Escrow Release Notice signed by the Company and Badon Partners SAS instructing the release of the escrowed funds to the Company. The Escrow Agent’s fee under the Escrow Agreement is $2,500 to be paid by the Company.

New Director Appointments

On March 9, 2022, the Board of Directors (the “Board”) of the Company increased the size of the Board by three (3) persons and appointed each Jean-Michel Doublet, Lionel Therond, and Cindy Zhongye Li, as directors of the Company effective as of March 9, 2022. Mr. Therond is currently the Company’s Chief Financial Officer, and Mr. Doublet is currently the Company’s Chief Executive Officer.

Entry into Director Agreements

On March 9, 2022, the Board approved the entry of the following directors into director agreements with the Company:

●	Aymar de Lencquesaing

●	Brett Lovegrove

●	Cindy Li

●	James P. Bond

●	Jean-Michel Doublet

●	Lionel Therond

as further described in detail below. Brett Lovegrove is currently the Chairman of the Board. Mr. Therond is currently the Company’s Chief Financial Officer, and Mr. Doublet is currently the Company’s Chief Executive Officer.

Director Agreement with Aymar de Lencquesaing

On March 9, 2022, the Company entered into a Director Agreement with Aymar de Lencquesaing (the “ADL Director Agreement”). Pursuant to the ADL Director Agreement, Mr. de Lencquesaing agreed to perform the duties of a director in accordance with the terms of the ADL Director Agreement with a time commitment of 1-2 days per month, with 4 Board meetings per year. The ADL Director Agreement’s term starts on March 9, 2022 and terminates upon the earlier of the following to occur: (i) removal of Mr. de Lencquesaing as a director of the Company upon proper shareholder action in accordance with the Company’s articles, bylaws and applicable law (ii) Mr. de Lencquesaing’s resignation as a director of the Company (iii) Mr. de Lencquesaing death or (iv) failure of the shareholders of the Company to re-elect Mr. de Lencquesaing at the Company’s annual shareholder meeting or any special meeting of the shareholders called for the purpose of electing directors.

Pursuant to the ADL Director Agreement, the Company agreed to indemnify Mr. de Lencquesaing, if he becomes a party, or is threatened to become a party, to a proceeding (other than an action by or in the right of the Company) by reason of Mr. de Lencquesaing’s status as a director in accordance with the terms and conditions set forth in the ADL Director Agreement. Pursuant to the ADL Director Agreement, the Company agreed to obtain and maintain director and officer insurance for the Company, with Mr. de Lencquesaing being named as an insured party under such insurance, following the completion of a transaction between the Company and Zhonghuan Ruiheng Environmental Technology Co., Ltd. (“ZHRH China”) pursuant to which the Company shall obtain a controlling interest in ZHRH China, shall have been completed and the Company shall have obtained such controlling interest, as determined by the Company (the “ZHRH Transaction”). There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with the ZHRH Transaction, or that the ZHRH Transaction can occur at all.

Pursuant to the ADL Director Agreement, the Company agreed to compensate Mr. de Lencquesaing for such services $80,000 per each full year that he serves as a Director of the Company, to be paid as follows:

●	The deferred cash grant will be made on the closing of the ZHRH Transaction and will be based on the length of Mr. de Lencquesaing service as a director of the Company as of that date at the time of closing (the “First Grant”), however the cash payment of the First Grant will not occur until the one year anniversary of the date of the First Grant.

●	Following the closing of the ZHRH Transaction, for each calendar quarter thereafter during which Mr. de Lencquesaing continues to serve as a director of the Company, the Company will grant Mr. de Lencquesaing $20,000 (each a “Quarterly Grant”) with the payment in cash of same to be made on the one year anniversary of each Quarterly Grant.

Director Agreement with Brett Lovegrove

On March 9, 2022, the Company entered into a Director Agreement with Brett Lovegrove (the “BL Director Agreement”). Pursuant to the BL Director Agreement, Mr. Lovegrove agreed to perform the duties of a director in accordance with the terms of the BL Director Agreement with a time commitment of 8-10 days per month, with 4 Board meetings per year. The BL Director Agreement’s term starts on March 9, 2022 and terminates upon the earlier of the following to occur: (i) removal of Mr. Lovegrove as a director of the Company upon proper shareholder action in accordance with the Company’s articles, bylaws and applicable law (ii) Mr. Lovegrove’s resignation as a director of the Company (iii) Mr. Lovegrove’s death or (iv) failure of the shareholders of the Company to re-elect Mr. Lovegrove at the Company’s annual shareholder meeting or any special meeting of the shareholders called for the purpose of electing directors.

Pursuant to the BL Director Agreement, the Company agreed to indemnify Mr. Lovegrove, if he becomes a party, or is threatened to become a party, to a proceeding (other than an action by or in the right of the Company) by reason of Mr. Lovegrove’s status as a director in accordance with the terms and conditions set forth in the BL Director Agreement. Pursuant to the BL Director Agreement, the Company agreed to obtain and maintain director and officer insurance for the Company following the completion of the ZHRH Transaction and Mr. Lovegrove will be named as an insured party under such insurance. There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with the ZHRH Transaction, or that the ZHRH Transaction can occur at all.

Pursuant to the BL Director Agreement, the Company agreed to compensate Mr. Lovegrove for such services by issuing him shares of the Company’s common stock as follows:

●	The intent is that for each full year that he serves as a director of the Company, he’ll receive a number of shares of the Company’s common stock having a total value of $80,000.

●	The first grant of shares of common stock will be made on the closing of the ZHRH Transaction and will be based on the length of Mr. Lovegrove’s service as a director of the Company as of that date at the time of closing (the “First Grant”).The number of shares of common stock to be issued in the First Grant shall be based on a value of each share of common stock as determined based on the number of shares of common stock issued to the shareholders of ZHRH China in the ZHRH Transaction assuming a pre-money valuation of ZHRH China of USD$30 million. In the event that Mr. Lovegrove ceases to serve as a director of the Company for any reason prior to the vesting of the First Grant shares, such First Grant shares will be automatically forfeited.

●	Following the closing of the ZHRH Transaction, for each calendar quarter thereafter during which Mr. Lovegrove continues to serve as a director of the Company, the Company will grant Mr. Lovegrove a restricted stock award of shares of the Company’s common stock having a fair market value (as determined by the Board or a committee thereof, but in any case without the involvement of Mr. Lovegrove) as of the last day of each such calendar quarter of $20,000 (each, a “Quarterly Grant”). Each Quarterly Grant shall vest, if at all, on the one-year anniversary of the applicable grant date, and, once vested, shall be subject to no additional contractual lock-in period. In the event that Mr. Lovegrove ceases to serve as a director of the Company for any reason, any Quarterly Grant which has not vested at such time will be automatically forfeited.

Director Agreement with Cindy Li

On March 9, 2022, the Company entered into a Director Agreement with Cindy Li (the “CL Director Agreement”). Pursuant to the CL Director Agreement, Ms. Li agreed to perform the duties of a director in accordance with the terms of the CL Director Agreement with a time commitment of 1-2 days per month, with 4 Board meetings per year. The CL Director Agreement’s term starts on March 9, 2022 and terminates upon the earlier of the following to occur: (i) removal of Ms. Li as a director of the Company upon proper shareholder action in accordance with the Company’s articles, bylaws and applicable law (ii) Ms. Li’s resignation as a director of the Company (iii) Ms. Li’s death or (iv) failure of the shareholders of the Company to re-elect Ms. Li at the Company’s annual shareholder meeting or any special meeting of the shareholders called for the purpose of electing directors.

Pursuant to the CL Director Agreement, the Company agreed to indemnify Ms. Li, if she becomes a party, or is threatened to become a party, to a proceeding (other than an action by or in the right of the Company) by reason of Ms. Li’s status as a director in accordance with the terms and conditions set forth in the CL Director Agreement. Pursuant to the CL Director Agreement, the Company agreed to obtain and maintain director and officer insurance for the Company following the completion of the ZHRH Transaction, and Ms. Li will be named as an insured party under such insurance. There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with the ZHRH Transaction, or that the ZHRH Transaction can occur at all.

Pursuant to the CL Director Agreement, the Company agreed to compensate Ms. Li for such services by issuing her shares of the Company’s common stock as follows:

●	The intent is that for each full year that she serves as a director of the Company, she’ll receive a number of shares of the Company’s common stock having a total value of $80,000.

●	The first grant of shares of common stock will be made on the closing of the ZHRH Transaction and will be based on the length of Ms. Li’s service as a director of the Company as of that date at the time of closing (the “First Grant”).The number of shares of common stock to be issued in the First Grant shall be based on a value of each share of common stock as determined based on the number of shares of common stock issued to the shareholders of ZHRH China in the ZHRH Transaction assuming a pre-money valuation of ZHRH China of USD$30 million. In the event that Ms. Li ceases to serve as a director of the Company for any reason prior to the vesting of the First Grant shares, such First Grant shares will be automatically forfeited.

●	Following the closing of the ZHRH Transaction, for each calendar quarter thereafter during which Ms. Li continues to serve as a director of the Company, the Company will grant Ms. Li a restricted stock award of shares of the Company’s common stock having a fair market value (as determined by the Board or a committee thereof, but in any case without the involvement of Ms. Li) as of the last day of each such calendar quarter of $20,000 (each, a “Quarterly Grant”). Each Quarterly Grant shall vest, if at all, on the one-year anniversary of the applicable grant date, and, once vested, shall be subject to no additional contractual lock-in period. In the event that Ms. Li ceases to serve as a director of the Company for any reason, any Quarterly Grant which has not vested at such time will be automatically forfeited.

Director Agreement with James P. Bond

On March 9, 2022, the Company entered into a Director Agreement with James P. Bond (the “JB Director Agreement”). Pursuant to the JB Director Agreement, Mr. Bond agreed to perform the duties of a director in accordance with the terms of the JB Director Agreement with a time commitment of 1-2 days per month, with 4 Board meetings per year. The JB Director Agreement’s term starts on March 9, 2022 and terminates upon the earlier of the following to occur: (i) removal of Mr. Bond as a director of the Company upon proper shareholder action in accordance with the Company’s articles, bylaws and applicable law (ii) Mr. Bond’s resignation as a director of the Company (iii) Mr. Bond’s death or (iv) failure of the shareholders of the Company to re-elect Mr. Bond at the Company’s annual shareholder meeting or any special meeting of the shareholders called for the purpose of electing directors.

Pursuant to the JB Director Agreement, the Company agreed to indemnify Mr. Bond, if he becomes a party, or is threatened to become a party, to a proceeding (other than an action by or in the right of the Company) by reason of Mr. Bond’s status as a director in accordance with the terms and conditions set forth in the JB Director Agreement. Pursuant to the JB Director Agreement, the Company agreed to obtain and maintain director and officer insurance for the Company following the completion of the ZHRH Transaction, and Mr. Bond will be named as an insured party under such insurance. There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with the ZHRH Transaction, or that the ZHRH Transaction can occur at all.

Pursuant to the JB Director Agreement, the Company agreed to compensate Mr. Bond for such services by issuing him shares of the Company’s common stock as follows:

●	The intent is that for each full year that he serves as a director of the Company, he’ll receive a number of shares of the Company’s common stock having a total value of $80,000.

●	The first grant of shares of common stock will be made on the Closing of the ZHRH Transaction and will be based on the length of Mr. Bond’s service as a director of the Company as of that date at the time of Closing (the “First Grant”).The number of shares of common stock to be issued in the First Grant shall be based on a value of each share of common stock as determined based on the number of shares of common stock issued to the shareholders of ZHRH China in the ZHRH Transaction assuming a pre-money valuation of ZHRH China of USD$30 million. In the event that Mr. Bond ceases to serve as a director of the Company for any reason prior to the vesting of the First Grant shares, such First Grant shares will be automatically forfeited.

●	Following the Closing of the ZHRH Transaction, for each calendar quarter thereafter during which Mr. Bond continues to serve as a director of the Company, the Company will grant Mr. Bond a restricted stock award of shares of the Company’s common stock having a fair market value (as determined by the Board or a committee thereof, but in any case without the involvement of Mr. Bond) as of the last day of each such calendar quarter of $20,000 (each, a “Quarterly Grant”). Each Quarterly Grant shall vest, if at all, on the one-year anniversary of the applicable grant date, and, once vested, shall be subject to no additional contractual lock-in period. In the event that Mr. Bond ceases to serve as a director of the Company for any reason, any Quarterly Grant which has not vested at such time will be automatically forfeited.

Director Agreement with Jean-Michel Doublet

On March 9, 2022, the Company entered into a Director Agreement with Jean-Michel Doublet (the “JD Director Agreement”). Pursuant to the JD Director Agreement, Mr. Doublet agreed to perform the duties of a director in accordance with the terms of the JD Director Agreement with a time commitment of 1-2 days per month, with 4 Board meetings per year. The JD Director Agreement’s term starts on March 9, 2022 and terminates upon the earlier of the following to occur: (i) removal of Mr. Doublet as a director of the Company upon proper shareholder action in accordance with the Company’s articles, bylaws and applicable law (ii) Mr. Doublet’s resignation as a director of the Company (iii) Mr. Doublet’s death or (iv) failure of the shareholders of the Company to re-elect Mr. Doublet at the Company’s annual shareholder meeting or any special meeting of the shareholders called for the purpose of electing directors.

Pursuant to the JD Director Agreement, the Company agreed to indemnify Mr. Doublet, if he becomes a party, or is threatened to become a party, to a proceeding (other than an action by or in the right of the Company) by reason of Mr. Doublet’s status as a director in accordance with the terms and conditions set forth in the JD Director Agreement. Pursuant to the JD Director Agreement, the Company agreed to obtain and maintain director and officer insurance for the Company following the completion of the ZHRH Transaction, and Mr. Doublet will be named as an insured party under such insurance. There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with the ZHRH Transaction, or that the ZHRH Transaction can occur at all.

Pursuant to the JD Director Agreement, the Company agreed to compensate Mr. Doublet for such services by issuing him shares of the Company’s common stock as follows:

●	The intent is that for each full year that he serves as a Director of the Company, he’ll receive a number of shares of the Company’s common stock having a total value of $80,000.

●	The first grant of shares of common stock will be made on the closing of the ZHRH Transaction and will be based on the length of Mr. Doublet’s service as a director of the Company as of that date at the time of closing (the “First Grant”).The number of shares of common stock to be issued in the First Grant shall be based on a value of each share of common stock as determined based on the number of shares of common stock issued to the shareholders of ZHRH China in the ZHRH Transaction assuming a pre-money valuation of ZHRH China of USD$30 million. In the event that Mr. Doublet ceases to serve as a director of the Company for any reason prior to the vesting of the First Grant shares, such First Grant shares will be automatically forfeited.

●	Following the closing of the ZHRH Transaction, for each calendar quarter thereafter during which Mr. Doublet continues to serve as a director of the Company, the Company will grant Mr. Doublet a restricted stock award of shares of the Company’s common stock having a fair market value (as determined by the Board or a committee thereof, but in any case without the involvement of Mr. Doublet) as of the last day of each such calendar quarter of $20,000 (each, a “Quarterly Grant”). Each Quarterly Grant shall vest, if at all, on the one-year anniversary of the applicable grant date, and, once vested, shall be subject to no additional contractual lock-in period. In the event that Mr. Doublet ceases to serve as a director of the Company for any reason, any Quarterly Grant which has not vested at such time will be automatically forfeited.

Director Agreement with Lionel Therond

On March 9, 2022, the Company entered into a Director Agreement with Lionel Therond (the “LT Director Agreement”). Pursuant to the LT Director Agreement, Mr. Therond agreed to perform the duties of a director in accordance with the terms of the LT Director Agreement with a time commitment of 1-2 days per month, with 4 Board meetings per year. The LT Director Agreement’s term starts on March 9, 2022 and terminates upon the earlier of the following to occur: (i) removal of Mr. Therond as a director of the Company upon proper shareholder action in accordance with the Company’s articles, bylaws and applicable law (ii) Mr. Therond’s resignation as a director of the Company (iii) Mr. Therond’s death or (iv) failure of the shareholders of the Company to re-elect Mr. Therond at the Company’s annual shareholder meeting or any special meeting of the shareholders called for the purpose of electing directors.

Pursuant to the LT Director Agreement, the Company agreed to indemnify Mr. Therond, if he becomes a party, or is threatened to become a party, to a proceeding (other than an action by or in the right of the Company) by reason of Mr. Therond’s status as a director in accordance with the terms and conditions set forth in the LT Director Agreement. Pursuant to the LT Director Agreement, the Company agreed to obtain and maintain director and officer insurance for the Company following the completion of the ZHRH Transaction, and Mr. Therond will be named as an insured party under such insurance. There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with the ZHRH Transaction, or that the ZHRH Transaction can occur at all.

Pursuant to the LT Director Agreement, the Company agreed to compensate Mr. Therond for such services by issuing him shares of the Company’s common stock as follows:

●	The intent is that for each full year that he serves as a Director of the Company, he’ll receive a number of shares of the Company’s common stock having a total value of $80,000.

●	The first grant of shares of common stock will be made on the closing of the ZHRH Transaction and will be based on the length of Mr. Therond’s service as a director of the Company as of that date at the time of closing (the “First Grant”).The number of shares of common stock to be issued in the First Grant shall be based on a value of each share of common stock as determined based on the number of shares of common stock issued to the shareholders of ZHRH China in the ZHRH Transaction assuming a pre-money valuation of ZHRH China of USD$30 million. In the event that Mr. Therond ceases to serve as a director of the Company for any reason prior to the vesting of the First Grant shares, such First Grant shares will be automatically forfeited.

●	Following the closing of the ZHRH Transaction, for each calendar quarter thereafter during which Mr. Therond continues to serve as a director of the Company, the Company will grant Mr. Therond a restricted stock award of shares of the Company’s common stock having a fair market value (as determined by the Board or a committee thereof, but in any case without the involvement of Mr. Therond) as of the last day of each such calendar quarter of $20,000 (each, a “Quarterly Grant”). Each Quarterly Grant shall vest, if at all, on the one-year anniversary of the applicable grant date, and, once vested, shall be subject to no additional contractual lock-in period. In the event that Mr. Therond ceases to serve as a director of the Company for any reason, any Quarterly Grant which has not vested at such time will be automatically forfeited.

New Secretary Appointment

On April 11, 2022, the Company appointed Lionel Therond to serve as secretary of the Company effective immediately.

Results of Operations for the three months period ended March 31, 2022 and for the three months period ended March 31, 2021

For the three months period ended March 31, 2022 we generated $0 in revenues.

For the three months period ended March 31, 2022 we had $164,150 of operating expenses consisting of $9,681 of legal fees and $52,000 of accounting and audit fees, $1,401 of general and administrative expense compared to $58,003 of consulting, legal and registration fees during the period the three months ended March 31, 2021. The increase is attributable to legal and accounting fees incurred in order to take the Company out of its prior receivership and for the preparation of financials and SEC reports.

Results of Operations for the nine months period ended March 31, 2022 and for the nine months period ended March 31, 2021

For the nine months period ended March 31, 2022 we generated $0 in revenues.

For the nine months period ended March 31, 2022 we had $404,903 of operating expenses consisting of $127,412 of legal fees, $111,000 of accounting and audit fees and $145,209 of consulting fees, and $11,601 of general administrative expense compared to $79,890 of legal, consulting and registration fees during the period the nine months ended March 31, 2021. The increase is attributable to legal and accounting fees incurred in order to take the Company out of its prior receivership and for the preparation of financials and SEC reports.

At the present time, we have not made any arrangements to raise additional cash. If we are unable to raise additional cash, we will either have to suspend operations until we do raise the cash or cease operations entirely.

Going Concern

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2022, the Company had a retained deficit of $651,139 and no working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2022, and June 30, 2021 we had $10,349 and $0 cash on hand, respectively.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide information under this Item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on September 21, 2021).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on September 21, 2021).

3.3	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2021).

10.1†	ZHRH- Blue Oak Advisory Second Agreement dated October 24, 2021. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2021).

10.2	Form of Note Purchase Agreement with James Purnell Bond dated March 7, 2022. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2022).

10.3	Form of Convertibles Promissory Note issued to James Purnell Bond dated March 7, 2022. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2022).

10.4	Form of Escrow Agreement with James Purnell Bond dated March 7, 2022. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2022).

10.5	Form of Securities Purchase Agreement with Badon Partners SAS and Calgary Thunder Bay Limited dated January 24, 2022. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2022).

10.6	Form of Convertibles Promissory Note issued to Badon Partners SAS and Calgary Thunder Bay Limited dated January 24, 2022. (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2022).

10.7	Form of Escrow Agreement with Badon Partners SAS dated January 24, 2022. (Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2022).

10.8†	Director Agreement with Aymar de Lencquesaing dated March 9, 2022. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2022).

10.9†	Director Agreement with Brett Lovegrove dated March 9, 2022. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2022).

10.10†	Director Agreement with Cindy Li dated March 9, 2022. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2022).

10.11†	Director Agreement with James P. Bond dated March 9, 2022. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2022).

10.12†	Director Agreement with Jean-Michel Doublet dated March 9, 2022. (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2022).

10.13†	Director Agreement with Lionel Therond dated March 9, 2022. (Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2022).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

†	Includes management contracts and compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHRH CORPORATION

Dated: May 18, 2022	By:	/s/ Jean-Michel Doublet
Jean-Michel Doublet
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lionel Therond	Chief Financial Officer	May 18, 2022
Lionel Therond	(principal financial and accounting officer)