Form 10-K
period 2022-06-30
ZHRH Corp
filed 2022-10-11
CIK 1594114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☒ Yes   ☐ No

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of October 11, 2022, was 75,000,000 shares. No market value has been computed, based upon the fact that no active trading market has been established to date, and accordingly no price information is available to make such calculation.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

Table of Content

TABLE OF CONTENTS

FORM 10-K

-i-

Table of Content

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

Table of Content

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

On March 9, 2022, the Board of Directors increased the size of the Board by three (3) persons and appointed each Jean-Michel Doublet, Lionel Therond, and Cindy Zhongye Li, as directors of the Company effective as of March 9, 2022. Mr. Therond is currently the Company’s Chief Financial Officer, and Mr. Doublet is currently the Company’s Chief Executive Officer.

Table of Content

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

Going Concern

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2021, the Company had a accumulated deficit of $812,925 and negative working capital of $753,041. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Employees

The Company currently has no full time and no part time employees. The Company has been operating under the direction of its officers and directors.

Covid-19

The outbreak of the coronavirus (COVID-19), which the World Health Organization declared in March 2020 to be a pandemic, continues to spread throughout the United States of America and the globe, including the new Omicron variants. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, all of which cannot be reasonably predicted at this time. While management reasonably expects the COVID-19 outbreak to negatively impact the Company’s financial condition, operating results, and timing and amounts of cash flows, the related financial consequences and duration are highly uncertain.

Table of Content

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

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2022, the Company had a retained deficit of $812,925 and negative working capital of $753,041. At June 30, 2021, the Company had a retained deficit of $127,767 and negative working capital of $73,683. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s continuation as a going concern is solely dependent upon the Company’s ability to raise financing from third parties. There is no assurance that the Company will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table of Content

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

Table of Content

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

The outbreak of the coronavirus (COVID-19), which the World Health Organization declared in March 2020 to be a pandemic, continues to spread throughout the United States of America and the globe, including the new Omicron variants. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, all of which cannot be reasonably predicted at this time. While management reasonably expects the COVID-19 outbreak to negatively impact the Company’s financial condition, operating results, and timing and amounts of cash flows, the related financial consequences and duration are highly uncertain.

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

Table of Content

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

Risks Related to Our Common Stock

Our common stock is currently on the Pink Tier of OTC Markets and there is no active public market for our common stock and an active trading market may not ever develop or, even if developed, may not be available to all shareholders, may not be sustained or may cease to exist.

Our common stock is currently on the Pink Tier of OTC Market Group LLC’s Marketplace under the symbol “ZHEC”. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Pink is often sporadic. An active trading market may not ever develop or, even if developed, may not be available to all shareholders, may not be sustained or may cease to exist

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

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

Table of Content

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s headquarters are located at 50 West Liberty St. Suite 880, Reno, NV 89501, which is a leased office for the purposes of receive mail for which the Company pays $125 per year. As we currently do not have any operations, we believe that these facilities are adequate at this time and that we will be able to obtain appropriate additional facilities or alternative facilities on commercially reasonable terms if and when necessary.

Table of Content

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

Table of Content

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently on the Pink Tier of OTC Markets with the symbol ZHEC and there is no active public market for common stock and an active trading market may not ever develop or, even if developed, may not be available to all shareholders, may not be sustained or may cease to exist.

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

Equity Compensation Plans

None.

Holders

As of June 30, 2022, and as of the date of this report, there are 75,000,000 shares of our $0.001 par value per share common stock issued and outstanding and approximately 41 record owners of our common stock.

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

Table of Content

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended June 30, 2022 and 2021, should be read in conjunction with the other sections of this Annual Report, including “Description of Business” and the Financial Statements and notes thereto of the Company included in this Annual Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report as well as other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

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

Table of Content

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

Table of Content

Blue Oak is set to receive remuneration from the Company in connection with the Proposed Business Combination pursuant to the Original Agreement.

On March 9, 2022, the Board of Directors increased the size of the Board by three (3) persons and appointed each Jean-Michel Doublet, Lionel Therond, and Cindy Zhongye Li, as directors of the Company effective as of March 9, 2022. Mr. Therond is currently the Company’s Chief Financial Officer, and Mr. Doublet is currently the Company’s Chief Executive Officer.

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Results of Operations

Year Ended June 30, 2022 Compared to the Year Ended June 30, 2021

Operating expenses for the year ended June 30, 2022 totaled $578,086, compared to $180,761 for the same period in 2021. The increase is attributable to legal and accounting fees incurred in order to take the Company out of its prior receivership and for the preparation of financials and SEC reports.

Cash flows used in operating activities for the year ended June 30, 2022 totaled $249,921 compared to $0 in 2021.

Going Concern

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2022, the Company had a retained deficit of $812,925 and negative working capital of $753,041. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Table of Content

Liquidity and Capital Resources

At June 30, 2022 and 2021, our liquid assets consisted of cash of $180,079 and $0, respectively.

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

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended June 30, 2021. As of June 30, 2022, the Company had a accumulated deficit of $267,769, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

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

Table of Content

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

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our sole officer and director, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022. Based upon that evaluation, our sole officer and director concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of June 30, 2022, management has completed an assessment of the Company’s internal control over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework.

Management has concluded that as of June 30, 2022, our internal control over financial reporting was not effective to detect the inappropriate application of U.S. GAAP.

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

Table of Content

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

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Table of Content

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

Name	Age	Position/Title
Jean-Michel Doublet	61	Director, Chief Executive Officer
Lionel Therond	62	Director, Chief Financial Officer
Brett Lovegrove	62	Chairman of the Board of Directors
James Purnell Bond	73	Director
Aymar de Lencquesaing	63	Director
Cindy Zhongye Li	54	Director

Mr. Jean-Michel Doublet, age 61, was appointed as the Company’s Chief Executive Officer on October 25, 2021 and as a member of the Company’s Board of Directors on March 9, 2022. Mr. Doublet is the co-founder and has served as the Chief Executive Officer of Blue Oak starting from 2016 and continues to serve in such capacity to date. Mr. Doublet is a board member of Wentworth Africa Foundation, a UK registered charity that is active in East Africa. From January 2008 to January 2016, Mr. Doublet served as the founding partner at Clermont Energy Partners. Mr. Doublet received his degree in Engineering from the Institut National Agronomique in 1983 and received his Master’s Degree in Economics at Stanford. In 1988, Mr. Doublet became a PhD. Candidate in economics at UC Berkeley.

Mr. Lionel Therond, age 62, was appointed as the Company’s Chief Financial Officer on October 25, 2021 and as a member of the Company’s Board of Directors on March 9, 2022. Mr. Therond is the co-founder and has served as a director of Blue Oak starting from 2016 and continues to serve in such capacity to date. From April 2011 to September 2016, Mr. Therond served as a Managing Director at Standard Bank. Mr. Therond serves as Chief Financial Officer of ADM Energy PLC since August 2020 to the present. Mr. Therond received his degree in Engineering Geology and Geophysics from ENSG Nancy in France in 1983 and his MBA in Finance in 1995 from INSEAD in France.

Brett Lovegrove, age 62, has served as the Chairman of the Company’s Board of Directors since October 25, 2021. Mr. Brett Lovegrove previously served as the sole director and officer of the Company since April 13, 2021 until October 25, 2021. Mr. Lovegrove served in the Metropolitan Police and the City of London Police for 30 years, until he retired in 2008, as the Head of Counter Terrorism for the City of London with national counter terrorist responsibilities across the UK. Mr. Lovegrove also commanded the British Police Firearms Unit on a nationwide basis for many years. Mr. Lovegrove served as the CEO of City Security and Resilience Networks (CSARN - UK and Australia) from January 2009 until January 2021. From October 2017 to the present, Mr. Lovegrove serves as the Managing Director of Valentis Bridge Ltd., which focuses on defense and resilience consultancy. Mr. Lovegrove has served since August 2018, and to the present as the Chairman of TalonBridge which is a focused on technology development. He is also a Member of the All Party Parliamentary Group on Artificial Intelligence, Chairman of Paratum (Counter Terrorism Infrastructure Engineering), Chairman of the Defense and Security Committee of the London Chamber of Commerce, Senior Lecturer on Resilience to the US military (Germany and the United States), Lecturer at the Geneva Centre for Security Policy and an Ambassador and Member of the London Board of Crimestoppers. Mr. Lovegrove received his Master’s Degree in Criminal Justice and Terrorism studies at Reading University in the U.K. in 1992.

Table of Content

James Purnell Bond, age 73, has served as a member of the Company’s Board of Directors since October 4, 2021. From 2015 to the present, Mr. Bond has served as a senior advisor at the Centennial Group International where he is focused on policy advice and participates in and manages external consulting assignments. From December 2020 to the present Mr. Bond has been a managing partner at Blue Monsoon Capital where he engages in management and oversight. From 2016 to the present Mr. Bond has been a professor in post-graduate finance at the Sciences Po in Paris. From June 2019 to December 2020 Mr. Bond served as the Chair of OECD, where he managed the board of advisers to the G7. From September 2016 to April 2018, Mr. Bond served as a board member, and for a time as the chair of the audit committee for Adam Smith International (ASI). Mr. Bond received his degree in chemical engineering from the University of Witwatersrand in 1972. Mr. Bond received a master’s degree in energy, economics and finance in 1976 from Ecole National Superiure du Petrole et de Moteurs. Mr. Bond received a doctorate degree in economics from the Universite de Patheon-Sarbonne in 1978.

Aymar de Lencquesaing, age 63, has served as a member of the Company’s Board of Directors since October 4, 2021. Mr. de Lencquesaing has served as a senior adviser in information technology at Sharp from 2019 to 2022. Mr. de Lencquesaing previously served as a Senior Executive at Lenovo in IT hardware from 2013 to 2018. Mr. de Lencquesaing was previously a chairman in information technology at Motorola from 2013 to 2018. Mr. de Lencquesaing received his master’s degree in business from ESSEC in 1981.

Cindy Zhongye Li, age 54, has served as a member of the Company’s Board of Directors since March 9, 2022. From December 2018 to the present, Ms. Li serves as the Chairman of the Board of G-Resources Group. From January 2019 to the present Ms. Li serves as a member of the board of directors of HAH. From March 2017 to July 2018, Ms. Li served as a member of the board of directors of Wan Kei Group. Ms. Li earned here Bachelors in Medicine from Capital Medical University in 1992.

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

Table of Content

Item 11. Executive Compensation.

2022 Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Brett Lovegrove(1)	2021	$-	$-	$-	$-
	2022	$-	$-	$-	$-
David Lazar(2)	2021	$-	$-	$-	$-
	2022	$-	$-	$-	$-
Jean-Michele Doublet(3)	2021	$-	$-	$-	$-
	2022	$-	$-	$-	$-
Lionel Therond(4)	2021	$-	$-	$-	$-
	2022	$-	$-	$-	$-

(1)	Mr. Brett Lovegrove previously served as the sole director and officer of the Company since April 13, 2021 until October 25, 2021. Mr. Lovegrove has served as the Chairman of the Company’s Board of Directors since October 25, 2021.
(2)	David Lazar served as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors from December 11, 2020 to April 13, 2021.
(3)	Mr. Jean-Michel Doublet, was appointed as the Company’s Chief Executive Officer on October 25, 2021 and as a member of the Company’s Board of Directors on March 9, 2022.
(4)	Mr. Lionel Therond, was appointed as the Company’s Chief Financial Officer on October 25, 2021 and as a member of the Company’s Board of Directors on March 9, 2022.

Employment Agreements

The Company is not a party to any employment agreements at this time.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at the 2022 fiscal year-end.

Compensation Plans

We have not adopted any compensation plan to provide for future compensation of any of our directors or executive officers.

Director Compensation

Historically, our directors have not received compensation for their service.

Table of Content

Director Agreements

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

On March 9, 2022, the Company entered into a Director Agreement with Brett Lovegrove (the “BL Director Agreement”). Pursuant to the BL Director Agreement, Mr. Lovegrove agreed to perform the duties of a director in accordance with the terms of the BL Director Agreement with a time commitment of 8-10 days per month, with 4 Board meetings per year. The BL Director Agreement’s term starts on March 9, 2022 and terminates upon the earlier of the following to occur: (i) removal of Mr. Lovegrove as a director of the Company upon proper shareholder action in accordance with the Company’s articles, bylaws and applicable law (ii)Mr. Lovegrove’s resignation as a director of the Company (iii) Mr. Lovegrove’s death or (iv) failure of the shareholders of the Company to re-elect Mr. Lovegrove at the Company’s annual shareholder meeting or any special meeting of the shareholders called for the purpose of electing directors. Pursuant to the BL Director Agreement, the Company agreed to indemnify Mr. Lovegrove, if he becomes a party, or is threatened to become a party, to a proceeding (other than an action by or in the right of the Company) by reason of Mr. Lovegrove’s status as a director in accordance with the terms and conditions set forth in the BL Director Agreement. Pursuant to the BL Director Agreement, the Company agreed to obtain and maintain director and officer insurance for the Company following the completion of the ZHRH Transaction and Mr. Lovegrove will be named as an insured party under such insurance. There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with the ZHRH Transaction, or that the ZHRH Transaction can occur at all. Pursuant to the BL Director Agreement, the Company agreed to compensate Mr. Lovegrove for such services by issuing him shares of the Company’s common stock as follows:

●	The intent is that for each full year that he serves as a director of the Company, he’ll receive a number of shares of the Company’s common stock having a total value of $80,000.

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

At October 11, 2022 we had 75,000,000 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of October 11, 2022 by:

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

Name of Beneficial Owner:	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Executive Officers
Jean-Michel Doublet	-	-
Lionel Therond	-	-
Brett Lovegrove	-	-
James Purnell Bond	-	-
Aymar de Lencquesaing	-	-
Cindy Zhongye Li	-	-
All officers and directors as a group (6 persons)	-	-
More than 5% Holders
Calgary Thunder Bay Limited(2)	71,260,000	95.01%

(2)	Xuejiao Fang is the 100% owner of Calgary Thunder Bay Limited and has the power to vote and dispose of the shares held by Calgary Thunder Bay Limited.

Table of Content

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions.

On December 16, 2020, as a result of a receivership in Clark County, Nevada, Case Number: A-20-816621-B, Custodian Ventures LLC (the “Custodian”) was appointed receiver of the Company. On that same date, the Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. On May 10, 2021 the Court entered an Order terminating the receivership.

During the fiscal year July 01, 2020 thru April 06, 2021, David Lazar, paid $26,195 of expenses related transfer agent, state registration fees and legal fees on behalf of the Company. On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to the Custodian in the amount of $18,355. On April 12, 2021, Custodian Ventures forgave all amounts owing to them by the Company in the amount of $5,801. As of June 30, 2022 and June 30, 2021, a total of $0 and $5,179, remains outstanding to Custodian Ventures, LLC, respectively.

During the fiscal years ended June 30, 2022, Calgary Thunder Bay, which owns 95.01% of the Company’s issued and outstanding common stock, paid $126,163 of expenses related to accounting, audit, legal and consulting fees. As June 30, 2022 and June 30, 2021, a total of $228,382 and $102,219 remains outstanding to Calgary Thunder Bay Limited, respectively.

On October 25, 2021, the Company entered into an amendment with Blue Oak Advisory Limited (“Blue Oak”) and Zhonguan Ruiheng Environmental Technology Company Limited (“ZHRH China”) (the “Amendment”), which was an amendment to an original agreement between ZHRH China and Blue Oak dated January 6, 2021, (the “Original Agreement”). The Company was not a party to the Original Agreement between ZHRH China and Blue Oak. The Amendment is effective as of October 25, 2021, and sets forth that Mr. Jean-Michel Doublet is to be appointed as the Company’s Chief Executive Officer and Mr. Lionel Therond is to be appointed as the Company’s Chief Financial Officer. The Amendment was entered into with the intent to set forth renumeration to be received by Mr. Jean-Michel Doublet and Mr. Lionel Therond in connection with any proposed business combination in which the Company acquires ZHRH China. The Company has not entered into any agreements, letters of intent or any other oral or written agreements in connection with any proposed business combination in which the Company acquires ZHRH China, other than the Amendment. There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with any proposed business combination in which the Company acquires ZHRH China, or that any such business combination can occur at all (the “Proposed Business Combination”).

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

Table of Content

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

Table of Content

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

On March 9, 2022, the Company entered into a Director Agreement with Brett Lovegrove (the “BL Director Agreement”). Pursuant to the BL Director Agreement, Mr. Lovegrove agreed to perform the duties of a director in accordance with the terms of the BL Director Agreement with a time commitment of 8-10 days per month, with 4 Board meetings per year. The BL Director Agreement’s term starts on March 9, 2022 and terminates upon the earlier of the following to occur: (i) removal of Mr. Lovegrove as a director of the Company upon proper shareholder action in accordance with the Company’s articles, bylaws and applicable law (ii)Mr. Lovegrove’s resignation as a director of the Company (iii) Mr. Lovegrove’s death or (iv) failure of the shareholders of the Company to re-elect Mr. Lovegrove at the Company’s annual shareholder meeting or any special meeting of the shareholders called for the purpose of electing directors. Pursuant to the BL Director Agreement, the Company agreed to indemnify Mr. Lovegrove, if he becomes a party, or is threatened to become a party, to a proceeding (other than an action by or in the right of the Company) by reason of Mr. Lovegrove’s status as a director in accordance with the terms and conditions set forth in the BL Director Agreement. Pursuant to the BL Director Agreement, the Company agreed to obtain and maintain director and officer insurance for the Company following the completion of the ZHRH Transaction and Mr. Lovegrove will be named as an insured party under such insurance. There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with the ZHRH Transaction, or that the ZHRH Transaction can occur at all. Pursuant to the BL Director Agreement, the Company agreed to compensate Mr. Lovegrove for such services by issuing him shares of the Company’s common stock as follows:

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

Table of Content

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

Table of Content

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

Table of Content

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

During the fiscal year ended June 30, 2022, the Company paid its largest shareholder, Calgary Thunder Bay Limited, $5,100 for consulting fees for translation of Chinese documents to English.

Table of Content

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed or to be billed to our Company for the years ended June 30, 2022 and June 30, 2021 for professional services rendered by BF Borgers CPA PC (“Borgers”) our independent registered public accounting firm which was engaged by the Company in such capacity on May 24, 2021.

Fees	2022	2021
Audit Fees	$15,000	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$15,000	$15,000

Audit Fees

Audit fees to Borgers were for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2022 and 2021.

Audit-Related Fees

During 2022 and 2021, Borgers did not provide any assurance and related services that are reasonably related to the performance of the audit or review or our financial statements that are not reported under the caption “Audit Fees” above.

Tax Fees

As Borgers did not provide any services to us for tax compliance, tax advice and tax planning during 2022 and 2021, no tax fees were billed or paid during those fiscal years.

All Other Fees

Borgers did not provide any products and services not disclosed in the table above during 2022 and 2021. As a result, there were no other fees billed or paid during 2022 and 2021.

Table of Content

PART IV

ITEM 15. Exhibit And Financial Statement Schedules.

(a) Financial Statements.

Table of Content

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of ZHRH Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ZHRH Corporation as of June 30, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

October 11, 2022

Table of Content

ZHRH Corporation

formerly known as

Ketdarina Corp.

Balance Sheets

(Stated in U.S. Dollars)

	June 30,	June 30,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$180,079	$-
Total current assets	180,079	-

TOTAL ASSETS	$180,079	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$126,135	$60,664
Related parties loan payable	228,382	108,020
Convertible note, net of discount	284,545	-
Common stock payable	148,603	-
Total current liabilities	933,119	168,684
TOTAL LIABILITIES	933,119	168,684

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 75,000,000 shares authorized, 75,000,000 shares issued and outstanding, respectively	75,000	75,000
Additional paid-in capital	(15,115)	(20,916)
Accumulated deficit	(812,925)	(222,768)
TOTAL STOCKHOLDERS’ DEFICIT	(753,041)	(168,684)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$180,079	$-

See accompanying notes to the financial statements

Table of Content

ZHRH Corporation

formerly known as

Ketdarina Corp.

Statements of Operations and Comprehensive Income

(Stated in U.S. Dollars)

	For the Years ended
	June 30,	June 30,
	2022	2021
Operating expenses
Consulting fees	293,811	95,001
Audit and Accounting fees	115,200	44,000
Legal fees	151,131	34,304
Transfer agent fees	16,115	7,238
Registration fees	798	-
General and administrative expenses	301	218
Total operating expenses	578,086	180,761

Income (loss) from operation	(578,086)	(180,761)

Other income (expenses)
Gain from discontinued operations	-	10,437
Interest expense	(12,071)	-
Total other income (expenses)	(12,071)	10,437

Loss before tax	(590,157)	(170,324)
Income tax	-	-
Net loss	$(590,170)	$(170,324)

Loss per share
Basic
Continuing operations	(0.01)	-
Discontinued operations	-	-
Earning per share Basic	$(0.01)	$-

Weighted average shares outstanding
Basic	75,000,000	19,358,630

See accompanying notes to the financial statements

Table of Content

ZHRH Corporation

formerly known as

Ketdarina Corp.

Statements of Stockholders’ Equity (Deficit)

(Stated in U.S. Dollars)

	Common Stock		Additional Paid In		Total
	Number of Shares	Par Value	Capital Deficiency	Accumulated Deficit	Stockholders’ Deficit
Balance - June 30, 2020	3,740,000	$3,740	$31,989	$(52,444)	$(16,715)
					-
Shares issued to related party	71,260,000	71,260	(52,905)	-	18,355

Net loss	-	-		(170,324)	(170,324)

Balance - June 30, 2021	75,000,000	$75,000	$(20,916)	$(222,768)	$(168,684)

Forgiveness of related party debt			5,801		5,801
					-
Net income		-		(590,157)	(590,157)

Balance - June 30, 2022	75,000,000.00	$75,000.00	$(15,115)	$(812,925)	$(753,041)

See accompanying notes to the financial statements

Table of Content

ZHRH Corporation

formerly known as

Ketdarina Corp.

Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Years Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(590,170)	(170,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain from discontinued operations	-	(10,437)
Stock based compensation	148,603	-
Changes in assets and liabilities
Increase/(decrease) in accruals and other payables	65,470	59,565
Increase/(decrease) in related party payables	126,163	121,196
Net cash used in operating activities from continuing operations	(249,921)	-
Net cash (used in) from operating activities from discontinued operations	-	-
Net cash used in operating activities	(249,921)	-

Proceeds from Convertible note	430,000	-
Payments on related party debt	-	-
Net cash used in financing activities	430,000	-

Net increase in cash and cash equivalents	180,079	-
Effect of foreign currency translation on cash and cash equivalents	-	-
Cash and cash equivalents–beginning of period	-	-
Cash and cash equivalents–end of period	180,079	-
Less cash and cash equivalents of discontinued operations–end of period	$-	-
Cash and cash equivalents of continuing operations–end of period	$180,079	-

Supplementary cash flow information:
Interest paid	$-	-
Income taxes paid	$-	-

Non-Cash Financing and Investing Activities:
Issuance of common stock as settlement of related debt	-	(18,355)

See accompanying notes to the financial statements

Table of Content

ZHRH Corporation

formerly known as

Ketdarina Corp.

Notes to Financial Statements

For the years ended June 30, 2022 and 2021

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

Table of Content

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

Table of Content

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

During the fiscal year July 01, 2020 thru April 06, 2021, David Lazar, paid $26,195 of expenses related transfer agent, state registration fees and legal fees on behalf of the Company. On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to the Custodian in the amount of $18,355. On April 12, 2021, Custodian Ventures forgave all amounts owing to them by the Company in the amount of $5,801. As of June 30, 2022 and June 30, 2021, a total of $0 and $5,179, remains outstanding to Custodian Ventures, LLC, respectively.

During the fiscal years ended June 30, 2022, Calgary Thunder Bay paid $126,163 of expenses related to accounting, audit, legal and consulting fees. As June 30, 2022 and June 30, 2021, a total of $228,382 and $102,219 remains outstanding to Calgary Thunder Bay Limited, respectively.

Note 5 – Common stock

On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to the Custodian, LLC in the amount of $18,355.

As of June 30, 2022, 75,000,000 shares of common stock with a par value of $0.001 remain issued and outstanding.

Table of Content

Note 6 – Convertible notes

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

On June 01, 2022, the Company amended the January 24, 2022, to cancel the common stock share purchase equal to $200,000 in exchange for a $200,000 convertible note. On that same date, the Company received $200,000 in exchange for a June 01, 2022 promissory convertible note in the amount of $200,000 from an unrelated third party. The note matures on December 31, 2022 after the issuance date and bears a 10% interest rate. The note is convertible at any time based on the indebtedness of such conversion divided by the value per share of common stock as determined based on a company valuation of $30,000,000. The will be at a current fixed price of $0.40 Due to these provisions, this convertible notes not qualify for derivative accounting under ASC 815-15, Derivatives and Hedging.

A summary of value changes to the notes for the fiscal year ended June 30, 2022 is as follows:

Carrying value of Convertible Notes at July 01, 2021	$-
New principal	430,000
Total principal	430,000
Less: conversion of principal	-
Less: deferred financing fees	-
Add: amortization of deferred financing fees	-
Carrying value of Convertible Notes at June 30, 2022	$430,000

Note 7 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The cumulative deferred tax asset for the years June 30, 2022 and 2021 is $267,769 and $170,324, respectively, which is calculated by multiplying the estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

Table of Content

For the period ended June 30,	2022	2021
Book loss for the year	$(170,324)	$(170,324)

Temporary difference:
Accounts payable and accrued expense	114,064	59,565
Accrued interest	12,071	-

Tax loss for the year	(464,023)	(110,759)

Estimated effective tax rate	21%	21%
Deferred tax asset	$97,445	$23,259

Details of valuation allowance for the last two years are as follows:

For the period ended June 30,	2022	2021
Balances at the beginning of the year	$24,577	$1,318
Additions	97,445	23,259
Deductions		-
Balance at the end of the Year	$122,022	$24,577

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended June 30, 2022 and 2021 would affect the effective income tax rate. There were no unrecognized income tax benefits as of June 30, 2022 and 2021.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company did not recognize any expenses any interest and penalties as of June 30, 2021 and 2020, respectively.

Note 8 – Commitments and Contingencies

Director Agreement with Aymar de Lencqusaing, Brett Lovegrove, Cindy Li, James P. Bond, Jean-Michel Doublet and Lionel Therond

On March 9, 2022, the Company entered into a Director Agreement with Aymar de Lencqusaing, Brett Lovegrove, Cindy Li, James P Bond, Jean-Michel Doublet and Lionel Therond. Pursuant to each Director Agreement, each director agreed to perform the duties of a director in accordance with the terms of the Director Agreement with a time commitment of 8-10 days per month, with 4 Board meetings per year. The Director Agreement’s term starts on March 9, 2022 and terminates upon the earlier of the following to occur: (i) removal of the individual as a director of the Company upon proper shareholder action in accordance with the Company’s articles, bylaws and applicable law (ii)Individuals resignation as a director of the Company (iii) individuals death or (iv) failure of the shareholders of the Company to re-elect the individual at the Company’s annual shareholder meeting or any special meeting of the shareholders called for the purpose of electing directors.

Pursuant to the Director Agreement, the Company agreed to indemnify each director, if he becomes a party, or is threatened to become a party, to a proceeding (other than an action by or in the right of the Company) by reason of Each individuals status as a director in accordance with the terms and conditions set forth in the Director Agreement. Pursuant to the Director Agreement, the Company agreed to obtain and maintain director and officer insurance for the Company following the completion of the ZHRH Transaction and each director will be named as an insured party under such insurance. There can be no assurance that the Company will enter into any letters of intent or any other oral or written agreements in connection with the ZHRH Transaction, or that the ZHRH Transaction can occur at all.

Table of Content

Pursuant to the Director Agreement, the Company agreed to compensate each director for such services by issuing each of them shares of the Company’s common stock as follows:

●	The intent is that for each full year that he serves as a director of the Company, they’ll receive a number of shares of the Company’s common stock having a total value of $80,000.

●

The first grant of shares of common stock will be made on the closing of the ZHRH Transaction and will be based on the length of each individuals service as a director of the Company as of that date at the time of closing (the “First Grant”). The number of shares of common stock to be issued in the First Grant shall be based on a value of each share of common stock as determined based on the number of shares of common stock issued to the shareholders of ZHRH China in the ZHRH Transaction assuming a pre-money valuation of ZHRH China of USD$30 million. In the event that each individual Ceases to serve as a director of the Company for any reason prior to the vesting of the First Grant shares, such First Grant shares will be automatically forfeited.

●

Following the closing of the ZHRH Transaction, for each calendar quarter thereafter during which each individual continues to serve as a director of the Company, the Company will grant each director a restricted stock award of shares of the Company’s common stock having a fair market value (as determined by the Board or a committee thereof, but in any case without the involvement of Mr. Lovegrove) as of the last day of each such calendar quarter of $20,000 (each, a “Quarterly Grant”). Each Quarterly Grant shall vest, if at all, on the one-year anniversary of the applicable grant date, and, once vested, shall be subject to no additional contractual lock-in period. In the event that a director ceases to serve as a director of the Company for any reason, any Quarterly Grant which has not vested at such time will be automatically forfeited.

Note 9 – Discontinued operations

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

The major classes of assets and liabilities of the Company at June 30, 2022 are as follows:

	June 30,	June 30,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-

Non-current assets
Equipment, net	-	-
Assets of discontinued operations	$-	$-

LIABILITIES
Current liabilities
Accrued expenses	$-	$-
Loan from director	-	-
Total current liabilities	-	-
Liabilities of discontinued operations	-	-

Net (liabilities) assets of discontinued operations	$-	$-

Table of Content

Note 8 – Subsequent Events

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there was only one material subsequent event.

Table of Content

Item 15. Exhibit and Financial Statement Schedules.

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

Table of Content

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

Table of Content

Item 16. Form 10-K Summary.

None.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZHRH CORPORATION

Dated: October 11, 2022	By:	/s/ Jean-Michel Doublet
Jean-Michel Doublet
Chief Executive Officer
(principal executive officer)

Dated: October 11, 2022	By:	/s/ Lionel Therond
Lionel Therond
Chief Financial Officer
(principal financials and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 11, 2022	By:	/s/ Jean-Michel Doublet
Jean-Michel Doublet
Chief Executive Officer and Director

Dated: October 11, 2022	By:	/s/ Lionel Therond
Lionel Therond
Chief Financial Officer and Director

Dated: October 11, 2022	By:	/s/ James Purnell Bond
James Purnell Bond
Director

Dated: October 11, 2022	By:	/s/ Aymar de Lencquesaing
Aymar de Lencquesaing
Director