Form 10-Q
period 2022-09-30
ZHRH Corp
filed 2022-11-14
CIK 1594114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-192874

ZHRH CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	99-0369270
(State of incorporation)	(IRS Employer ID Number)

50 West Liberty Str. Suite 880, Reno, NV 89501

(Address of Principal Executive Offices) Zip Code

775-322-06261

(Registrant’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☒   No ☐

As of November 14, 2022, there were 75,000,000 shares of our common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, our ability to protect and defend our intellectual property, the effects of governmental regulation, and other risks identified in the Registrant’s filings with the Securities and Exchange Commission from time to time.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

i

ZHRH Corp

formerly known as

Ketdarina Corp.

Balance Sheets

(Stated in U.S. Dollars)

	September 30,	June 30,
	2022	2022
ASSETS
Current assets
Cash and cash equivalents	$154,449	$180,079
Total current assets	154,449	180,079
TOTAL ASSETS	$154,449	$180,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities and other current liabilities	$239,621	$150,811
Related parties loan payable	228,382	228,382
Convertible note, net of discount	430,000	430,000
Common stock payable	200,072	123,926
Total current liabilities	1,098,075	933,119
TOTAL LIABILITIES	1,098,075	933,119

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 75,000,000 shares authorized, 75,000,000 shares issued and outstanding at September 30, 2022 and June 30, 2022	75,000	75,000
Additional paid-in capital	(15,115)	(15,115)
Accumulated deficit	(1,003,511)	(812,925)
TOTAL STOCKHOLDERS’ DEFICIT	(943,626)	(753,041)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$154,449	$180,079

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp.

Statements of Operations and Comprehensive Income

(Stated in U.S. Dollars)

	For the three months ended
	September 30,
	2022	2021
Operating expenses
Legal fees	6,290	97,177
Audit and accounting fees	40,600	51,100
Consulting fees	130,986	44,141
General and administrative expense	988	-
Total operating expense	178,864	192,418

Loss from operations	(178,986)	(192,418)

Other income (expense)
Interest expense	(11,721)	-
Total other income (expense)	(11,721)	-

Net loss	$(190,585)	$(192,418)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	75,000,000	75,000,000

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp.

Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Three Months Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(190,585)	(192,418)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock based compensation	76,146	-
Changes in assets and liabilities
Increase in accruals and other payables	88,810	101,102
Increase in related party payables	-	91,315
Net cash used in operating activities	(25,630)	-

Proceeds from Convertible note	-	-
Payments on related party debt	-	-
Net cash used in financing activities	-	-

Net increase in cash and cash equivalents	(25,630)	-
Effect of foreign currency translation on cash and cash equivalents	-	-
Cash and cash equivalents–beginning of period	180,079	-
Cash and cash equivalents–end of period	154,449	-

Supplementary cash flow information:
Interest paid	$-	-
Income taxes paid	$-	-

Non-Cash Financing and Investing Activities:
Forgiveness of related party debt	-	(5,801)
Payment on related party debt		-
Common stock issuable in conjunction with Convertible Note	-	-

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp.

Statements of Stockholders’ Equity (Deficit)

(Stated in U.S. Dollars)

For the three months ended September 30, 2022

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - June 30, 2022	75,000,000	$75,000	$(15,115)	$(812,925)	$(753,041)

Net loss	-	-	-	(190,585)	(190,585)

Balance - September 30, 2022	75,000,000	$75,000	$(15,115)	$(1,003,511)	$(943,626)

For the three months ended September 30, 2021

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - June 30, 2021	75,000,000	$75,000	$(20,916)	$(222,768)	$(168,684)

Forgiveness of related party debt			5,801		5,801

Net loss	-	-		(192,418)	(192,418)

Balance - September 30, 2021	75,000,000	$75,000	$(15,115)	$(415,186)	$(355,301)

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp.

Notes to Financial Statements

For the three months ended September 30, 2022 and June 30, 2022

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

During the fiscal year July 01, 2020 thru April 06, 2021, David Lazar, paid $26,195 of expenses related transfer agent, state registration fees and legal fees on behalf of the company. On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to Custodian Ventures, LLC in the amount of $18,355. On April 12, 2021, Custodian Ventures forgave all amounts owing to them by the Company in the amount of $5,801. As of September 30, 2022 and June 30, 2022, a total of $0 and $0, remains outstanding to Custodian Ventures, LLC, respectively.

During the three months ended September 30, 2022, Calgary Thunder Bay paid $0 of expenses related to accounting, audit, legal and consulting fees. As September 30, 2022 and June 30, 2022, a total of $228,382 remains outstanding to Calgary Thunder Bay Limited.

Note 5 – Convertible notes

On January 24, 2022, the Company received $200,000 in exchange for a January 24, 2021 promissory convertible note in the amount of $200,000 from an unrelated third party. The note matures on December 31, 2022 after the issuance date and bears a 10% interest rate. The note is convertible at any time based on the indebtedness of such conversion divided by the value per share of common stock as determined based on a company valuation of $30,000,000. There will be at a current fixed price of $0.40. Due to these provisions, this convertible notes not qualify for derivative accounting under ASC 815-15, Derivatives and Hedging. In addition, this convertible note was issued pursuant to a share purchase agreement between the Company and the note holder. The Company shall issue and sell to Buyer a number of shares of Common Stock equal to (i) $200,000 (the “Shares Purchase Price”) divided by (ii) the value per share of Common Stock as determined based on a valuation of the Company of $30,000,000 and the number of issued and outstanding shares of Common Stock as of the Shares Closing (the “Shares”). By way of example and not limitation, in the event that as of the Shares Closing, there are 75,000,000 shares of Common Stock issued and outstanding, Buyer will acquire 500,000 shares of Common Stock ($200,000 divided by $0.40), at a purchase price of $0.40 per share of Common Stock.

On March 07, 2022, the Company received $30,000 in exchange for a promissory convertible note in the amount of $30,000 from an unrelated third party. The note matures on December 31, 2022 after the issuance date and bears a 10% interest rate. The note is convertible at any time based on the indebtedness of such conversion divided by the value per share of common stock as determined based on a company valuation of $30,000,000. There will be at a current fixed price of $0.40. Due to these provisions, this convertible notes not qualify for derivative accounting under ASC 815-15, Derivatives and Hedging.

A summary of value changes to the notes for the three months ended September 30, 2022 is as follows:

Carrying value of Convertible Notes at July 01, 2022	$430,000
New principal	-
Total principal	430,000
Less: conversion of principal	-
Add: amortization of discount and deferred financing fees	-
Carrying value of Convertible Notes at September 30, 2022	$430,000

Note 6 – Common stock

On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to Custodian Ventures, LLC in the amount of $18,355.

As of September 30, 2022 and June 30, 2022, 75,000,000 shares of common stock with a par value of $0.001 remain outstanding.

Note 7 – Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the three months ended September 30, 2022, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

As used in this Form 10-Q, references to the Company,” “we,” “our” or “us” refer to ZHRH Corporation. a Nevada Corporation unless the context otherwise indicates.

Forward-Looking Statements

Our Form 10 contains “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and such statements are intended to enjoy the benefit of that act. Unless the context is otherwise, we use words such as “anticipate”, “assumption”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “outlook”, “plan” and “plans”, “potential”, “predict”, project” and “projection”, “seek”, “should”, “will continue”, “will result” and “would”, or other such words, whether nouns or pronouns and verbs or adverbs in the future tense and words and phrases that convey similar meaning and uncertainty of and information about future events or outcomes and statements about performance that is not an historical fact to identify these forward–looking statements. Such words and statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward–looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward–looking statements. It is important to note that our actual results may differ materially from those anticipated in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this registration statement.

There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on our beliefs and on various factors and using numerous assumptions using information available at the time we make these statements. Forward-looking statements are neither predictions nor guaranties of future events or circumstances, and the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. You have no assurance the factors and assumptions we have used as a basis for forward–looking statements will prove to be materially accurate when the events they anticipate actually occur in the future; and, you should not place undue reliance on any such forward–looking statements. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this registration statement.

Business Overview

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

Results of Operations for the three months period ended September 30, 2022 and for the three months period ended September 30, 2021

For the three months period ended September 30, 2022 we generated $0 in revenues.

For the three months period ended September 30, 2022 we had $178,864 of operating expenses consisting of $6,290 of legal fees and $40,600 of accounting and audit fees, $130,986 of consulting fees and $988 of general and administrative expense compared to $192,418 of consulting, legal and accounting and audit fees during the period the three months ended September 30, 2021. The decrease is attributable to legal and accounting fees incurred during the three months ended September 30, 2021, in order to take the Company out of its prior receivership and for the preparation of financials and SEC reports.

At the present time, we have not made any arrangements to raise additional cash. If we are unable to raise additional cash, we will either have to suspend operations until we do raise the cash or cease operations entirely.

Going Concern

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2022, the Company had a retained deficit of $1,003,511 and no working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2022, and June 30, 2022 we had $154,449 and $180,079 cash on hand, respectively.

Off Balance Sheet Arrangements

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An Emerging Growth company, as defined on form 10 is not required to provide the information required by this item.

An emerging growth company is also exempt from Section 404(b) of the Sarbanes-Oxley Act which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefit of this extended transition period.

Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. We would cease to be an emerging growth company upon the earliest of: • the first fiscal year after our annual gross revenues are $1,235,000,000 or more; • the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; • as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

Laws and regulations use controls, disclosure obligations and other restrictions that affect the property management development in the Ukraine. Such laws and regulations tend to discourage rent and leasing activities. Transactions in which we were involved may be delayed or abandoned as a result of these restrictions.

We are implementing procedures to control advertising and promotions. These procedures are necessary to assure our proper representation and include review of all advertising material and restrictions on how our clients and others can advertise using our brand.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings, nor is we aware of any other pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorable.

ITEM 1A. RISK FACTORS

Because we are classified as an Emerging Growth Company under the federal securities laws, we are not required to include risk factors in this 10Q report. The risk factors were included in our form 10.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHRH CORPORATION

Dated: November 14, 2022	By:	/s/ Jean-Michel Doublet
Jean-Michel Doublet
Chief Executive Officer (principal executive officer)

Dated: November 14, 2022	By:	/s/ Lionel Therond
Lionel Therond
Chief Financial Officer (principal financials and accounting officer)