Form 10-Q
period 2022-12-31
ZHRH Corp
filed 2023-02-14
CIK 1594114

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of February 14, 2023, there were 75,000,000 shares of our common stock issued and outstanding.

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

i

ZHRH Corp

formerly known as

Ketdarina Corp.

Balance Sheets

(Stated in U.S. Dollars)

	December 31,	June 30,
	2022	2022
ASSETS
Current assets
Cash and cash equivalents	$20,223	$180,079
Total current assets	20,223	180,079

TOTAL ASSETS	$20,223	$180,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities and other current liabilities	$110,036	$150,811
Related parties loan payable	234,573	228,382
Convertible note, net of discount	430,000	430,000
Common stock payable	195,379	123,926
Total current liabilities	969,987	933,119
TOTAL LIABILITIES	969,987	933,119

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock, no par value; 75,000,000 shares authorized, 75,000,000 shares issued and outstanding at December 31, 2022 and June 30, 2022	75,000	75,000
Additional paid-in capital	(15,115)	(15,115)
Accumulated deficit	(1,009,649)	(812,925)
TOTAL STOCKHOLDERS’ DEFICIT	(949,765)	(753,041)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,223	$180,079

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp.

Statements of Operations and Comprehensive Income

(Stated in U.S. Dollars)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2022	2021	2022	2021
Operating expenses
Legal fees	68,161	40,635	74,451	127,412
Audit and accounting fees	8,600	10,400	49,200	61,500
Consulting fees	19,015	-	150,001	44,141
General and administrative expense	2,810	-	3,798	10,199
Total operating expense	98,856	50,834	277,450	243,252

Loss from operations	(98,856)	(50,834)	(277,450)	(243,252)

Other income (expenses)
Other Income	104,168	-	104,168	-
Interest expense	(11,721)	-	(23,442)	-
Total other income(expenses)	92,447	-	80,726	-

Net loss	$(6,139)	$(50,834)	$(196,724)	$(243,252)
Net loss per common share – basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding – basic and diluted	75,000,000	75,000,000	75,000,000	75,000,000

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp

Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Six Months Ended
	December 31,	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(196,724)	(243,252)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock based compensation	71,452	-
Changes in assets and liabilities
Increase in accruals and other payables	(40,775)	114,617
Increase in related party payables	6,191	128,635
Net cash used in operating activities	(159,856)	-

Proceeds from Convertible note	-	-
Payments on related party debt	-	-
Net cash used in financing activities	-	-

Net increase in cash and cash equivalents	(159,856)	-
Effect of foreign currency translation on cash and cash equivalents	-	-
Cash and cash equivalents–beginning of period	180,079	-
Cash and cash equivalents–end of period	20,223	-

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Financing and Investing Activities:
Forgiveness of related party debt	-	-
Payment on related party debt	-	-
Common stock issuable in conjunction with Convertible Note	-	-

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp

Statements of Stockholders’ Equity (Deficit)

(Stated in U.S. Dollars)

For the six months ended December 31, 2022

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - June 30, 2022	75,000,000	$75,000	$(15,115)	$(812,925)	$(753,041)

Net loss	-	-	-	(190,585)	(190,585)

Balance - September 30, 2022	75,000,000	$75,000	$(15,115)	$(1,003,511)	$(943,626)

Net loss	-	-	-	(6,139)	(6,139)

Balance - December 31, 2022	75,000,000	$75,000	$(15,115)	$(1,009,649)	$(949,765)

See accompanying notes to the financial statements

For the six months ended December 31, 2021

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance - June 30, 2021	75,000,000	$75,000	$(20,916)	$(222,768)	$(168,684)

Forgiveness of related party debt			5,801		5,801

Net loss	-	-		(192,418)	(192,418)

Balance - September 30, 2021	75,000,000	$75,000	$(15,115)	$(415,186)	$(355,301)

Net loss	-	-	-	(50,834)	(50,834)

Balance - December 31, 2021	75,000,000	$75,000	$(15,115)	$(466,021)	$(406,136)

See accompanying notes to the financial statements

ZHRH Corp

formerly known as

Ketdarina Corp

Notes to Financial Statements

For the six months ended December 31, 2022

and the fiscal year ended June 30, 2022

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. ASU No. 2020-06 simplifies the accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock will be reported as a single equity instrument, with no separate accounting for embedded conversion features. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU No. 2020-06 simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU No. 2020-06 is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU No. 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2020. An entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact of this accounting pronouncement on its financial statements.

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

During the fiscal year July 01, 2020 thru April 06, 2021, David Lazar, paid $26,195 of expenses related transfer agent, state registration fees and legal fees on behalf of the company. On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to Custodian Ventures, LLC in the amount of $18,355. On April 12, 2021, Custodian Ventures forgave all amounts owing to them by the Company in the amount of $5,801. As of December 31, 2022 and June 30, 2022, a total of $0 and $0, remains outstanding to Custodian Ventures, LLC, respectively.

During the six months ended December 31, 2022, Calgary Thunder Bay paid $6,191 of expenses related to accounting, audit, legal and consulting fees. As December 31, 2022 and June 30, 2022, a total of $234,573 and $228,382 remains outstanding to Calgary Thunder Bay Limited, respectively.

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

A summary of value changes to the notes for the six months ended December 31, 2022 is as follows:

Carrying value of Convertible Notes at July 01, 2022	$430,000
New principal	-
Total principal	430,000
Less: conversion of principal	-
Add: amortization of discount and deferred financing fees	-
Carrying value of Convertible Notes at December 31, 2022	$430,000

Note 6 – Common stock

On March 09, 2021, the Company issued 71,260,000 shares of common stock issued at par value of $0.001, as repayment of debt owed to Custodian Ventures, LLC in the amount of $18,355.

As of December 31, 2022 and June 30, 2022, 75,000,000 shares of common stock with a par value of $0.001 remain outstanding.

Note 7 - Commitments and Contingencies

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

On December 30, 2022, Lionel Therond resigned from all positions with the Company. Mr. Therond, served as the Company’s Chief Financial Officer from October 25, 2021 and as a member of the Company’s Board of Directors from March 9, 2022 until December 30, 2022.On December 12, 2022, Jean-Michel Doublet resigned from all positions with the Company. Mr. Jean-Michel Doublet served as the Company’s Chief Executive Officer from October 25, 2021 and as a member of the Company’s Board of Directors from March 9, 2022 until December 12, 2022. On December 12, 2022, Brett Lovegrove, the Company’s Chairman of the Board of Directors, agreed to be the Interim Chief Executive Officer and on December 30, 2022, Mr. Lovegrove agreed to be the Interim Chief Financial Officer of the Company.

During the six months ended December 31, 2020, the Company accrued a total of $195,379 in directors stock compensation and $65,005 in directors cash compensation. As of December 31, 2022, a total $195,379 in common stock payable and $65,005 in directors fees remains unpaid and outstanding.

Note 8 – Subsequent Events

In accordance with ASC 855 the Company’s management reviewed all material events through the date these financial statements were available to be issued, there was only one material subsequent event.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for the three and six months ended December 31, 2022, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Recent Developments

On December 30, 2022, Lionel Therond resigned from all positions with the Company. Mr. Therond served as the Company’s Chief Financial Officer from October 25, 2021 and as a member of the Company’s Board of Directors from March 9, 2022 until December 30, 2022.

On December 12, 2022, Jean-Michel Doublet resigned from all positions with the Company. Mr. Jean-Michel Doublet served as the Company’s Chief Executive Officer from October 25, 2021 and as a member of the Company’s Board of Directors from March 9, 2022 until December 12, 2022.

On December 12, 2022, Brett Lovegrove, the Company’s Chairman of the Board of Directors, agreed to be the Interim Chief Executive Officer and on December 30, 2022, Mr. Lovegrove agreed to be the Interim Chief Financial Officer of the Company.

Results of Operations

Results of Operations for the three months ended December 31, 2022 and for the three months ended December 31, 2021.

For the three months period ended December 31, 2022, we generated $0 in revenues and for the period ended December 31, 2021 we generated $0 in revenues.

For the three months period ended December 31, 2022 we had $98,586 of operating expenses consisting of $68,161 of legal fees, $8,600 of accounting and audit fees, $19,015 of consulting fees and $2,810 of general and administrative expense compared to $50,834 of operating expenses consisting of $30,235 of legal fees and $10,400 of accounting and audit fees, and $10,199 of general and administrative expense during the period the three months ended December 31, 2021. The increase is attributable to legal and accounting fees incurred for the preparation of financials and SEC reports.

Results of Operations for the six months ended December 31, 2022 and for the six months ended December 31, 2021.

For the sixth months period ended December 31, 2022, we generated $0 in revenues and for the six months period ended December 31, 2021 we generated $0 in revenues.

For the six months period ended December 31, 2022, we had $277,450 of operating expenses consisting of $74,451 of legal fees, $49,200 of accounting and audit fees and $150,001 of consulting fees, and $3,283 of general administrative expense compared to $233,053 of operating expenses consisting of $127,412 of legal fees, $61,500 of accounting and audit fees and $44,141 of consulting fees, and $10,199 of general administrative expense during the period the six months ended December 31, 2021. The increase is attributable to legal and accounting fees incurred for the preparation of financials and SEC reports.

At the present time, we have not made any arrangements to raise additional cash. If we are unable to raise additional cash, we will either have to suspend operations until we do raise the cash or cease operations entirely.

Going Concern

The Company was only recently released from receivership in Nevada. The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2022, the Company had a accumulated deficit of $1,009,649 and no working capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2022, and June 30, 2022 we had $20,223 and $180,079 cash on hand, respectively.

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

Income Taxes

Due to the historical operating losses, the inability to recognize an income tax benefit, and the failure to file tax returns for numerous years, there is no provision for current or deferred federal or state income taxes for the period from inception through the period ended December 31, 2022. As of December 31, 2022, the Company had a accumulated deficit of $1,009,649, however, the amount of that loss that could be carried forward to offset future taxes is indeterminable.

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

Changes in Internal Control Over Financial Reporting

On December 30, 2022, Lionel Therond resigned from all positions with the Company. Mr. Therond served as the Company’s Chief Financial Officer from October 25, 2021 and as a member of the Company’s Board of Directors from March 9, 2022 until December 30, 2022.

On December 12, 2022, Jean-Michel Doublet resigned from all positions with the Company. Mr. Jean-Michel Doublet served as the Company’s Chief Executive Officer from October 25, 2021 and as a member of the Company’s Board of Directors from March 9, 2022 until December 12, 2022.

On December 12, 2022, Brett Lovegrove, the Company’s Chairman of the Board of Directors, agreed to be the Interim Chief Executive Officer and on December 30, 2022, Mr. Lovegrove agreed to be the Interim Chief Financial Officer of the Company. Other than the foregoing, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On December 30, 2022, Lionel Therond resigned from all positions with the Company. Mr. Therond served as the Company’s Chief Financial Officer from October 25, 2021 and as a member of the Company’s Board of Directors from March 9, 2022 until December 30, 2022.

On December 12, 2022, Jean-Michel Doublet resigned from all positions with the Company. Mr. Jean-Michel Doublet served as the Company’s Chief Executive Officer from October 25, 2021 and as a member of the Company’s Board of Directors from March 9, 2022 until December 12, 2022.

On December 12, 2022, Brett Lovegrove, the Company’s Chairman of the Board of Directors, agreed to be the Interim Chief Executive Officer and on December 30, 2022, Mr. Lovegrove agreed to be the Interim Chief Financial Officer of the Company.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on September 21, 2021).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed with the Securities and Exchange Commission on September 21, 2021).

3.3	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 8, 2021).

31.1	Certification of principal executive and financial officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHRH CORPORATION

Dated: February 14, 2023	By:	/s/ Brett Lovegrove
Brett Lovegrove
Interim Chief Executive Officer and Interim Chief Financial Officer (principal executive, accounting, and financial officer)